Form 10-Q
period 2013-12-31
Intrawest Resorts Holdings, Inc.
filed 2014-03-17
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36286

Intrawest Resorts Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3681098
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1621 18th Street, Suite 300
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

(303) 749-8200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 17, 2014, 45,032,000 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including: weakness in general economic conditions; lack of adequate snowfall and unfavorable weather conditions; adverse events that occur during our peak operating periods; increased competition; regulatory risks; our operational reliance on major equipment; risks associated with our acquisition strategy; Steamboat’s dependence on subsidized direct air service; risks related to information technology; our potential failure to maintain the integrity of our customer or employee data; currency risks; adverse consequences of current or future legal claims; loss of key personnel; our ability to monetize real estate assets; a partial or complete loss of Alpine Helicopters’ services; the effects of climate change; our ability to successfully remediate the material weakness in our internal control over financial reporting; risks associated with Fortress’s ownership of a majority of our outstanding common stock and other risks described under the caption “Risk Factors” in our prospectus (“Prospectus”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 31, 2014, which are incorporated by reference into Part II-Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRAWEST RESORTS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except unit and share data)

(Unaudited)

	Fiscal Year End June 30, 2013	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$59,775	$42,014
Restricted cash	13,685	21,140
Receivables, net of allowances of $8,333 and $7,808	38,298	41,587
Inventories	29,151	40,855
Prepaid expenses and other assets	20,838	25,790
Total current assets	161,747	171,386
Receivables, net of allowances of $6,264 and $5,854	37,779	33,793
Amounts due from related parties	6,262	—
Property, plant and equipment, net of accumulated depreciation of $347,364 and $361,642	475,856	501,094
Real estate held for development	164,916	153,096
Deferred charges and other	28,584	27,212
Equity method investments	86,344	82,536
Intangible assets, net	65,503	61,880
Goodwill	94,609	94,609
Total assets	$1,121,600	$1,125,606
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$62,196	$88,677
Deferred revenue and deposits	52,110	122,810
Long-term debt due within one year	8,201	10,560
Total current liabilities	122,507	222,047
Deferred revenue and deposits	22,115	21,468
Long-term debt	580,662	568,718
Notes payable to affiliates	1,358,695	—
Other long-term liabilities	56,367	54,642
Total liabilities	2,140,346	866,875
Commitments and contingencies (Note 13)

Partner’s deficit:
Partnership units, unlimited number authorized
General partner: 0 units outstanding at June 30, 2013	—	—
Limited partners: 1,352,253 units outstanding at June 30, 2013	(1,166,797)	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 300,000,000 shares authorized; 0 issued and outstanding at December 31, 2013	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 41,882,000 shares issued and outstanding at December 31, 2013	—	419
Additional paid-in capital	—	2,864,320
Retained deficit	—	(2,805,726)
Accumulated other comprehensive income	148,805	201,109
Total partner’s (deficit)/ stockholders’ equity	(1,017,992)	260,122
Noncontrolling interest	(754)	(1,391)
Total (deficit) equity	(1,018,746)	258,731
Total liabilities and equity	$1,121,600	$1,125,606

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenue	$104,269	$102,106	$183,464	$182,667
Operating expenses	109,038	106,726	210,217	210,922
Depreciation and amortization	15,007	13,998	29,660	27,143
(Gain) loss on disposal of assets	(214)	23	996	(213)
Impairment of real estate	—	—	62	633
Loss from operations	(19,562)	(18,641)	(57,471)	(55,818)
Interest income	1,580	2,090	3,217	3,722
Interest expense on third party debt	(31,427)	(15,160)	(66,433)	(31,624)
Interest expense on notes payable to affiliates	(58,197)	(52,753)	(113,568)	(119,858)
Loss from equity method investments	(10,842)	(1,952)	(10,933)	(3,543)
Gain on disposal of equity method investments	18,923	—	18,923	—
Loss on extinguishment of debt	(11,152)	(35,480)	(11,152)	(35,480)
Other income (expense), net	696	(715)	1,098	(887)
Loss before income taxes	(109,981)	(122,611)	(236,319)	(243,488)
Income tax (benefit) expense	(630)	(404)	342	297
Net loss	(109,351)	(122,207)	(236,661)	(243,785)
Loss attributable to noncontrolling interest	374	1,090	408	654
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(108,977)	$(121,117)	$(236,253)	$(243,131)

Weighted average shares of common stock outstanding, basic and diluted	41,882,000	41,882,000	41,882,000	41,882,000
Net loss attributable to Intrawest Resorts Holdings, Inc. per share, basic and diluted	$(2.60)	$(2.89)	$(5.64)	$(5.81)

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Net loss	$(109,351)	$(122,207)	$(236,661)	$(243,785)
Foreign currency translation adjustments	(5,209)	(10,972)	13,535	(2,747)
Realized portion on cash flow hedge (net of tax of $0)	1,132	1,082	2,102	2,683
Actuarial gain (loss) on pensions (net of tax of $0)	74	(142)	(141)	(285)
Comprehensive loss	(113,354)	(132,239)	(221,165)	(244,134)
Comprehensive loss attributable to noncontrolling interest	373	1,061	409	637
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	$(112,981)	$(131,178)	$(220,756)	$(243,497)

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Partnership		Intrawest Resorts Holdings, Inc.				Accumulated Other
	General	Limited	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
	Partner	Partners	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Total
Balance, June 30, 2012	$—	$(877,879)	—	$—	$—	$—	$153,598	$—	$(724,281)
Net loss	—	(236,253)	—	—	—	—	—	(408)	(236,661)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	13,536	(1)	13,535
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	2,102	—	2,102
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(141)	—	(141)
Contribution from affiliates	—	2,667	—	—	—	—	—	—	2,667
Unit-based compensation	—	317	—	—	—	—	—	—	317
Cash settlement of unit-based compensation	—	(15)	—	—	—	—	—	—	(15)
Balance, December 31, 2012	$—	$(1,111,163)	—	$—	$—	$—	$169,095	$(409)	$(942,477)

Balance, June 30, 2013	$—	$(1,166,797)	—	$—	$—	$—	$148,805	$(754)	$(1,018,746)
Net loss attributable from July 1, 2013 through December 8, 2013	—	(224,288)	—	—	—	—	—	(577)	(224,865)
Contribution from affiliates	—	1,675	—	—	—	—	—		1,675
Restructuring transactions on December 9, 2013 (Note 1)	—	1,389,410	41,882	419	2,864,320	(2,786,883)	52,670	—	1,519,936
Net loss attributable from December 9, 2013 through December 31, 2013	—	—	—	—	—	(18,843)	—	(77)	(18,920)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(2,764)	17	(2,747)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	2,683	—	2,683
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(285)	—	(285)
Balance, December 31, 2013	$—	$—	41,882	$419	$2,864,320	$(2,805,726)	$201,109	$(1,391)	$258,731

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2013
Cash provided by (used in):
Operating activities:
Net loss	$(236,661)	$(243,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,660	27,143
Loss from equity method investments	10,933	3,543
Distributions of earnings from equity method investments	4,843	26
Provision for doubtful accounts	1,428	1,218
Loss on extinguishment of debt	11,152	35,480
Amortization of deferred financing costs	2,838	2,026
Realized portion on cash flow hedge	2,102	2,683
Amortization of facility fee and discount	19,124	1,629
Gain on disposal of equity method investments and assets	(18,545)	(167)
Accrued interest on notes payable to affiliates	113,568	119,858
Other items, net	64	465
Changes in assets and liabilities:
Restricted cash	(6,253)	(7,461)
Receivables	(1,380)	(914)
Inventories	(5,912)	(11,889)
Prepaid expenses and other assets	(3,591)	(6,432)
Real estate held for development	3,202	10,775
Accounts payable and accrued liabilities	38,234	27,748
Deferred revenue and deposits	71,946	70,478
Net cash provided by operating activities	36,752	32,424
Investing activities:
Capital expenditures	(21,165)	(32,910)
Contributions to equity method investments	(43)	(571)
Proceeds from the sale of equity method investments	117,868	—
Proceeds from the sale of assets	767	145
Net cash provided by (used in) investing activities	97,427	(33,336)

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2013
Financing activities:
Proceeds from issuance of long-term debt	565,125	534,600
Proceeds from restricted cash	60,656	—
Repayments of bank and other borrowings	(734,164)	(582,725)
Financing costs paid	(19,727)	(17,985)
Contributions from affiliates	2,667	49,984
Net cash used in financing activities	(125,443)	(16,126)
Effect of exchange rate changes on cash	565	(723)
Increase (decrease) in cash and cash equivalents	9,301	(17,761)
Cash and cash equivalents, beginning of period	46,908	59,775
Cash and cash equivalents, end of period	$56,209	$42,014
Supplemental information:
Cash paid for interest	$27,136	$21,565
Non-cash investing and financing activities
Property, plant and equipment financed by capital lease obligations	$—	$19,565
Exchange of Tranche B Term Loans and Affiliate Loans for equity	$—	$1,471,627

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

1.	Formation and Business

Formation of the Company

Intrawest Resorts Holdings, Inc. is a Delaware Corporation that was formed on August 30, 2013, and had not, prior to the completion of the restructuring transactions described below under “Restructuring”, conducted any activities other than those incident to its formation for the preparation of its initial public offering.

Intrawest Cayman L.P. (the “Partnership”) was formed on February 22, 2007 as a holding company that operated through various subsidiaries primarily engaged in the operation of mountain resorts, adventure, and real estate businesses, principally throughout North America. The subsidiaries of the Partnership held substantially all of the historical assets and liabilities that were contributed pursuant to the restructuring transactions described below under “Restructuring”.

Unless the context suggests otherwise, references in the condensed consolidated financial statements to the “Company”, “IRHI”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the restructuring transactions described below under “Restructuring” and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions described below under “Restructuring”.

Business Operations

The Company conducts business through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes our mountain resorts and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and a 50% interest in Blue Mountain Ski Resort (“Blue Mountain”) in Ontario. The Mountain segment derives revenue mainly from sales of lift pass products, lodging management, ski school services, retail and rental merchandise, food and beverage, and other ancillary services. The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides heli-skiing, mountaineering and hiking at 11 lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of Bell helicopters that are also used in the off-season for fire suppression in the United States and Canada and other commercial uses. Alpine Aerotech Ltd. provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties. The Real Estate segment is comprised of and derives revenue from Intrawest Resort Club Group (“IRCG”), a vacation club business, Intrawest Hospitality Management (“IHM”), which manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business. The Real Estate segment is also comprised of ongoing real estate development activities, and includes costs associated with these activities, including planning activities and land carrying costs. The Company’s business is seasonal in nature generating the highest revenue in the third fiscal quarter.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest Canada”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $0.7 billion of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split as discussed in Note 14, “Subsequent Events”) and subsequently cancelled. The Company's subsidiaries were released from all obligations, including guaranty obligations, in respect of an additional $355.6 million of notes payable to affiliates (the Third Lien Loan), including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring.” The condensed consolidated statements of operations include interest expense related to the non-contributed notes payable to affiliates of $23.8 million and $24.4 million for the six month periods ended December 31, 2012 and 2013, respectively.

The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of entities managed or controlled by Fortress Investment Group, LLC, (“Fortress”). The Company had no operations prior to the Restructuring. After the Restructuring, the Company continues to be indirectly wholly-owned by Fortress and is the parent holding company of the businesses conducted by Intrawest U.S. and Intrawest Canada and their respective subsidiaries. Due to the entities being under common control the assets, liabilities and equity contributed to the Company were recorded at their historical carrying values on the condensed consolidated balance sheet. The condensed consolidated statements of operations include the historical results of the Partnership combined with the results of the Company since the Restructuring. The condensed consolidated statements of equity include $2.8 billion of accumulated net losses attributable to the partners, converted to and reflected as an accumulated retained deficit of the Company, and the historical contributed capital from partners of $1.4 billion, combined with the debt to equity conversion from the Restructuring, converted to and reflected as additional paid in capital (“APIC”). The condensed consolidated statements of cash flows reflect the activity of the historical Partnership balances combined with those of the Company since the Restructuring. The European operations of the Partnership were not contributed to the Company in connection with the Restructuring. As a result, the condensed consolidated balance sheet as of December 31, 2013 reflects the removal of approximately $4.1 million in total assets. In addition, the condensed consolidated balance sheet as of December 31, 2013 reflects the conversion of the $1.1 billion of affiliate debt and the removal of the principal balance and accrued and unpaid interest related to the remaining $355.6 million of notes payable to affiliates that were not contributed to the Company, but from which the Company’s subsidiaries were released from all of their obligations, including guarantor obligations. The conversion of affiliate debt and removal of the Third Lien Loan resulted in the Company recording an additional $1.5 billion of APIC.

The Company’s income tax net operating loss carryforwards were reduced due to the Restructuring. As of June 30, 2013, the Company had net operating loss carryforwards of approximately $4.0 billion, which included $2.1 billion pertaining to the European operations. Due to the Restructuring, the net operating loss carryforwards pertaining to the European operations are no longer part of the Company’s net operating loss carryforward balance. Additionally, the Restructuring resulted in cancellation of indebtedness income in the United States and Canada. In accordance with the applicable tax rules in each jurisdiction, the Company’s net operating loss carryfowards have been reduced by approximately $0.5 billion. The Company believes uncertainty exists with respect to the future realization of the remaining net operating loss carryforwards and continues to provide a full valuation allowance. As of December 31, 2013, after giving effect to the Restructuring, the Company had estimated remaining net operating loss carryforwards of approximately $1.4 billion.

Following the completion of the Restructuring, Fortress indirectly owned 100% of the voting and economic equity interests of the Company.

Refinancing

In conjunction with the Restructuring on December 9, 2013, one of the Company’s subsidiaries, as borrower, entered into a new credit agreement (the “New Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan’), a $25.0 million senior secured first-lien revolving loan facility (the “New Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “New LC Facility”, together with the Term Loan and New Revolver, are collectively referred to herein as the “FY14 Loans”).

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress, were used to refinance and extinguish the existing debt under the First Lien Credit Agreement dated December 4, 2012 (the “FY13 First Lien Loans”) and the Second Lien Credit Agreement, also dated December 4, 2012 (the “FY13 Second Lien Loans”, collectively, the “FY13 Lien Loans”). The refinancing has been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax loss of $35.5 million during the three and six months ended December 31, 2013. For a description of the New Credit Agreement see Note 6, “Long Term Debt and Notes Payable to Affiliates”.

Initial Public Offering

On February 5, 2014, the Company completed its initial public offering (“IPO”) and sold 3,125,000 shares of its common stock at an offering price of $12.00 per share. Fortress sold an additional 14,843,750 shares of the Company’s common stock, including 2,343,750 shares sold on February 18, 2014 upon exercise of an option granted to the underwriters. The Company did not receive any proceeds from the sale of common stock by Fortress.

The Company received net proceeds of $29.0 million, after deducting $2.4 million of underwriting discounts and commissions and $6.1 million of offering expenses payable by the Company, of which $4.2 million was deferred as of December 31, 2013. The Company intends to use such proceeds for working capital and other general corporate purposes, which may include potential investments in, and acquisitions of, ski and adventure travel businesses and assets.

Following the completion of the IPO, Fortress beneficially owns 60.1% of the voting and economic equity interests of the Company.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 31, 2014 (“Prospectus”). The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe the disclosures made herein are adequate to prevent the information presented from being misleading. The Company’s fiscal year end is June 30.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Fortress contribution of Intrawest U.S. and Intrawest Canada to the Company is treated as a reorganization of entities under common control. As required by GAAP for common control transactions, all assets and liabilities transferred to the Company as part of the Restructuring were recorded in the financial statements at carryover basis. The European operations held by a wholly-owned subsidiary of the Partnership were not contributed to the Company in connection with the Restructuring. See Note 1, “Formation and Business”.

All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company’s share of post-acquisition earnings or losses less distributions received.

In January of 2013, the Canadian helicopter business was reorganized and Alpine Helicopters Inc. (“Alpine Helicopters”) was formed in which the Company owns a 20% equity interest. Alpine Helicopters employs all the pilots that fly the helicopters in the CMH land tenures. Alpine Helicopters leases 100% of its helicopters from Intrawest Canada, a consolidated subsidiary, creating economic dependence thus giving Intrawest Canada a variable interest in Alpine Helicopters. Alpine Helicopters is a variable interest entity for which the Company is the primary beneficiary and is consolidated in these financial statements. As of December 31, 2013, Alpine Helicopters had total assets of $6.0 million and total liabilities of $5.0 million.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2013, and the results of operations and comprehensive income for the three and six months ended December 31, 2012 and 2013, and cash flows for the six months ended December 31, 2012 and 2013. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Derivative Financial Instruments

The Company engages in activities that expose it to market risks including the effects of changes in interest rates and exchange rates. Financial exposures are managed as an integral part of the Company’s risk management activities, which seeks to reduce the potentially adverse effect that the volatility of interest rates or exchange rates may have on operating results.

As of June 30, 2013 and December 31, 2013, the Company had no significant outstanding derivative instruments. Prior to October 2008, the Company had outstanding interest rate swaps that were accounted for as cash flow hedges. The outstanding swap contracts were terminated on October 11, 2008, and the deferred loss previously recorded in accumulated other comprehensive income is being recognized in earnings during the period that the hedge covered. The Company estimates that $2.5 million of deferred losses related to the terminated interest rate swaps will be amortized from accumulated other comprehensive income into interest expense in the next 12 months.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of regulatory insurance limits. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and small transactions associated with the Company’s consumer and retail operations and the wide variety of customers and markets in which the Company transacts business. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Receivables

Trade receivables are stated at amounts due from customers for the Company’s goods and services net of an allowance for doubtful accounts. The allowance is based on a specific reserve analysis and considers such factors as the customer’s past repayment history, the economic environment and other factors that could affect collectability. Write-offs are evaluated on a case by case basis.

For notes receivable from IRCG customers, interest income is recognized on an accrual basis when earned. Any deferred portion of contractual interest is recognized on methods that approximate the effective interest method over the term of the corresponding note.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

Foreign Currency Translation

The condensed consolidated financial statements are presented in United States dollars (“USD”). The Company’s Canadian subsidiaries generally use the Canadian dollar (“CAD”) as their functional currency.

The accounts of entities where the USD is not the functional currency are translated into USD using the exchange rate in effect at the balance sheet date for asset and liability amounts and at the average rate in effect for the period for amounts included in the determination of income. Cumulative unrealized gains or losses arising from the translation of the financial position of these subsidiaries into USD are included in the condensed consolidated statements of equity as a component of accumulated other comprehensive income (loss).

Exchange gains or losses arising from transactions that are denominated in foreign currencies into the applicable functional currency are included in the determination of income.

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the book basis reported in the condensed consolidated balance sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period gives rise to the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. To the extent that it is not considered to be more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is provided.

The Company recognizes interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in operating expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Specifically, the ASU requires the Company to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, the Company would instead cross- reference to the related note for additional information. The guidance included in ASU 2013-02 was effective for the Company beginning July 1, 2013 and was applied prospectively. The adoption of this authoritative guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The Company adopted the provisions of the ASU effective July 1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Supplementary Balance Sheet Information

Receivables

Receivables as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	December 31, 2013
Receivables – current:
Trade receivables	$14,522	$12,818
Loans, mortgages and notes receivable	10,467	10,762
Other amounts receivable	21,642	25,815
Allowance for doubtful accounts	(8,333)	(7,808)
	$38,298	$41,587

Deferred charges and other

Deferred charges and other as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	December 31, 2013
Long-term deferred financing costs, net	$22,124	$18,648
Deferred IPO costs(a)	—	4,170
Other long-term assets	6,460	4,394
	$28,584	$27,212

(a)	Deferred IPO costs consist principally of professional fees, printing and registration costs incurred in connection with the IPO. Such costs were deferred until the closing of the IPO on February 5, 2014, at which time the deferred costs will be offset against the offering proceeds.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	December 31, 2013
Trade payables	$53,390	$83,975
Other payables and accrued liabilities	8,806	4,702
	$62,196	$88,677

Deferred revenue and deposits

Deferred revenue and deposits as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	December 31, 2013
Deferred revenue and deposits – current:
Season pass and other	$31,262	$72,458
Lodging and tour deposits	12,147	43,694
Deposits on real estate sales	8,701	6,658
	$52,110	$122,810

	Fiscal Year End June 30, 2013	December 31, 2013
Deferred revenue and deposits – long term:
Government grants	$12,814	$12,079
Club initiation deposits and other	9,301	9,389
	$22,115	$21,468

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

Other long-term liabilities

Other long-term liabilities as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	December 31, 2013
Other long-term liabilities:
Pension liability	$34,456	$34,827
Other long-term liabilities	21,911	19,815
	$56,367	$54,642

4.	Notes Receivable

IRCG, the Company’s vacation club business, allows deferred payment terms that exceed one year for customers purchasing vacation points. A note receivable exists when all contract documentation has been executed. Notes receivable primarily consist of nonrecourse installment loans. The Company performs a credit review of its notes receivable individually each reporting period to determine if an allowance for credit losses is required. As of June 30, 2013 and December 31, 2013, notes receivable were $42.1 million and $39.4 million, respectively, and are included in current receivables and long-term receivables on the condensed consolidated balance sheets. As of June 30, 2013 and December 31, 2013, the allowance for credit losses on the notes receivable was $3.4 million and $2.9 million, respectively.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

5.	Intangible Assets

Finite-lived intangible assets as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	Cost	Accumulated amortization	Net book value
Fiscal Year End June 30, 2013
Permits and licenses	$15,747	$4,222	$11,525
Trademarks and trade names	75,217	24,302	50,915
Customer relationships	17,105	14,129	2,976
Other	8,999	8,912	87
	$117,068	$51,565	$65,503

	Cost	Accumulated amortization	Net book value
December 31, 2013
Permits and licenses	$15,573	$4,478	$11,095
Trademarks and trade names	74,915	26,089	48,826
Customer relationships	16,949	15,058	1,891
Other	8,930	8,862	68
	$116,367	$54,487	$61,880

6.	Long-Term Debt and Notes Payable to Affiliates

Long-term debt as of June 30, 2013 and December 31, 2013 consisted of the following (in thousands):

	Maturity	Fiscal Year End June 30, 2013	December 31, 2013
FY14 First Lien Loans(a)	2020	$—	$534,664
FY13 First Lien Loans(b)	2017	441,669	—
FY13 Second Lien Loans(b)	2018	122,084	—
Obligations under capital leases(c)	2021-2052	20,264	39,893
Other obligations(d)	2014-2016	4,846	4,721
		588,863	579,278
Less current maturities(e)		8,201	10,560
		$580,662	$568,718

(a)	As described in Note 1, “Formation and Business”, the Company entered into the New Credit Agreement providing for a $540.0 million Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances in an aggregate amount of up to $100.0 million plus an additional amount such that, after giving effect to such additional amount, it does not exceed the total secured debt leverage ratio. The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress, were used to refinance and extinguish the existing debt under the FY13 Lien Loans.

The refinancing has been accounted for as an extinguishment of debt resulting in a non-cash, pre-tax loss of $35.5 million during the three and six months ended December 31, 2013, consisting of the difference between the principal value and fair value of the FY13 Lien Loans and the write-off of unamortized financing costs and unamortized original issue discount (“OID”). The following table provides detail of the calculation of the net loss on debt extinguishment for the three months ended December 31, 2013:

Three Months Ended December 31, 2013
FY13 First Lien Loans	$446,625
FY13 Second Lien Loans	125,000
Total FY13 Lien Loans	571,625
Total fair value	(580,389)
Write off of unamortized discount and financing fees related to FY13 Lien Loans	(26,716)
Net loss on debt extinguishment	$(35,480)

The Term Loan has a maturity date of December 9, 2020 and bears interest at LIBOR + 4.50% with a LIBOR floor of 1.0% (rate of 5.50% at December 31, 2013). The credit agreement requires quarterly principal payments in the amount of $1.4 million commencing in March 2014 and periodic interest payments that commenced at the end of December 2013. The Company recorded interest expense of $1.8 million related to the Term Loan for the three and six months ended December 31, 2013.

The net cash proceeds from the Term Loan were reduced by an OID of 1%, or $5.4 million. The OID is amortized using a method which approximates the effective interest method over the term of the Term Loan. There was $5.3 million of unamortized OID remaining as of December 31, 2013.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

The Company capitalized $18.0 million of costs in connection with the FY14 Loans included in deferred charges and other on the condensed consolidated balance sheets. These costs are amortized using a method which approximates the effective interest method over the term of the Term Loan. There was $17.8 million of unamortized costs remaining as of December 31, 2013.

The Company’s obligations under the New Credit Agreement are collateralized by guarantees of substantially all of its material U.S. subsidiaries. The guarantees are further supported by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The FY14 Loans provide for affirmative and negative covenants that restrict, among other things, the Company’s ability and the ability of its subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with respect of certain other borrowings of the Company and its subsidiaries.

The Company was in compliance with the covenants of the New Credit Agreement at December 31, 2013.

(b)	As a result of entering into the FY14 Loans and refinancing and extinguishing the FY13 Lien Loans, the Company paid a call premium, totaling $4.4 million and $3.8 million related to the FY13 First Lien and FY13 Second Lien Loans, respectively, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations during the three and six months ended December 31, 2013.

Additionally, the Company wrote off $8.3 million of unamortized discount and $18.4 million of unamortized financing costs related to the FY13 First Lien and FY13 Second Lien Loans which are included in loss on extinguishment of debt on the condensed consolidated statements of operations for the three and six months ended December 31, 2013.

(c)	Capital lease obligations are primarily for equipment except for the lease of Winter Park ski resort. As of September 30, 2013, the Winter Park capital lease was modified to remove a floor on a payment obligation in exchange for other concessions resulting in a $19.6 million increase to the capital lease obligation and related capital lease assets due to a change in the present value of the future minimum lease payments.

Amortization of assets under capital leases is included in depreciation and amortization expense in the condensed consolidated statements of operations. The leases have remaining terms ranging from 8 years to 39 years and have a weighted average interest rate of 10%.

(d)	In addition to various other lending agreements, a subsidiary of the Company has government loan agreements with a weighted average interest rate of 5.9%.

(e)	Current maturities represent principal payments due in the next twelve months. As of December 31, 2013, the long-term debt and capital lease obligation aggregate maturities for the twelve month periods are as follows (in thousands):

2014	$10,560
2015	8,939
2016	22,377
2017	5,677
2018	5,696
Thereafter	526,029
$579,278

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

Notes payable to affiliates as of June 30, 2013 and December 31, 2013 were as follows (in thousands):

	Maturity	Fiscal Year End June 30, 2013	December 31, 2013
Third Lien Loan(f)	2019	$196,991	$—
Accrued interest on Third Lien Loan(f)	2019	133,328	—
Tranche B Term Loans(g)	2019	300,000	—
Accrued Interest on Tranche B Term Loans(g)	2019	469,963	—
Affiliate Loan(g)	2019	100,000	—
Accrued interest on Affiliate Loan(g)	2019	158,413	—
		$1,358,695	$—

(f)	In connection with the Restructuring, the Third Lien Loan was amended to release the Company’s subsidiaries from their obligations in respect of the Third Lien Loan and accrued and unpaid interest thereon.

(g)	In connection with the Restructuring, the Tranche B Term Loans and Affiliate Loans, including accrued and unpaid interest thereon were exchanged for equity interests in the Company and subsequently cancelled.

In addition to the Term Loan, the New Credit Agreement provided a $55.0 million New LC Facility and a $25.0 million New Revolver. The New LC Facility and the New Revolver each have a maturity date of December 9, 2018.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

The New LC Facility carries an interest rate equal to LIBOR + 4.50%, fronting fees of 25 basis points, and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments.  If the total secured debt leverage ratio is less than 4.50:1.00, the interest rate is adjusted to LIBOR + 4.25%.  The letters of credit issued under the FY13 Lien Loans were deemed issued under the New LC Facility.  There were $49.9 million of undrawn letters of credit outstanding under the New LC Facility at December 31, 2013.

The New Revolver carries an interest rate equal to LIBOR + 4.50% and commitment fees of 37.5 basis points.  If the total secured debt leverage ratio is less than 4.50:1.00, the interest rate is adjusted to LIBOR + 4.25%.  There were no outstanding borrowings under the New Revolver at December 31, 2013.  The New Revolver includes a financial covenant, pursuant to which the Company cannot borrow under the New Revolver if the total secured debt leverage ratio is greater than or equal to 7.75:1.00 through the fiscal year ending June 30, 2014.  The ratio decreases ratably until June 30, 2018 at which time it will remain at 4.50:1.00.

The Company recorded interest expense of $89.6 million and $180.0 million in the condensed consolidated statements of operations for the three and six months ended December 31, 2012, respectively, and $67.9 million and $151.5 million for the three and six months ended December 31, 2013, respectively, of which $1.3 million and $2.8 million was amortization of deferred financing costs for the three and six months ended December 31, 2012, respectively, and $1.0 million and $2.0 million was amortization of deferred financing costs for the three and six months ended December 31, 2013, respectively.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The terminated swap liability recorded in accumulated other comprehensive income is being recognized periodically as an adjustment to interest expense consistent with hedge accounting principles. The portion included in interest expense in the condensed consolidated statements of operations for the three and six months ended December 31, 2012 was $1.1 million and $2.1 million, respectively, and $1.1 million and $2.7 million for the three and six months ended December 31, 2013, respectively.

7.	Fair Value of Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy, which is described below, prioritizes the inputs used in measuring fair value:

•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2013 and December 31, 2013, the fair value of cash and cash equivalents, restricted cash, receivables, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

The Company’s long-term debt obligations are not measured at fair value on a recurring basis. The Company’s debt is initially recorded based upon historical cost and is not actively traded. At June 30, 2013, fair value was estimated based on Level 3 inputs using discounted future contractual cash flows and a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for credit risk. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans. At December 31, 2013, the fair value of the long-term debt was considered a Level 2 measure and approximated the carrying value as the debt was incurred on December 9, 2013.

The carrying value and fair value of the FY13 Lien Loans as of June 30, 2013 were $563.8 million and $544.7 million, respectively. As described in Note 6, “Long-Term Debt and Notes Payable to Affiliates”, the FY13 Lien Loans were refinanced and extinguished with the proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress on December 9, 2013. The carrying value and fair value of the Term Loan as of December 31, 2013 were $534.7 million and $534.6 million, respectively.

Due to the debt terms received from affiliates, the Company determined that it was not practicable to estimate the fair value of the notes payable to affiliates because of the lack of market comparable terms and the inability to estimate the fair value without incurring excessive cost. None of these notes were outstanding following the Restructuring.

8.	Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (“AOCI”), by component, for the six months ended December 31, 2013 (in thousands):

Six Months Ended December 31, 2013
Accumulated other comprehensive income, June 30, 2013	$148,805

Other comprehensive income (loss):
Restructuring transactions on December 9, 2013	52,670
Foreign currency translation adjustments	(2,764)
Realized portion on cash flow hedge (net of tax of $0)(a)	2,683
Actuarial loss on pensions (net of tax of $0)(b)	(285)

Accumulated other comprehensive income, December 31, 2013	$201,109

(a)	Amount reclassified out of AOCI is included in interest expense on third party debt in the condensed consolidated statements of operations.

(b)	Amount reclassified out of AOCI is included in operating expenses in the condensed consolidated statements of operations.

9.	Income Taxes

The Company’s quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented.

The consolidated income tax (benefit) expense attributable to the Company was ($0.6) million and $0.3 million for the three and six months ended December 31, 2012, respectively, and ($0.4) million and $0.3 million for the three and six months ended December 31, 2013, respectively. These amounts represent an effective tax rate of 0.57% and (0.14%) for the three and six months ended December 31, 2012, respectively, and 0.33% and (0.12%) for the three and six months ended December 31, 2013, respectively.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

10.	Pension Plans

The Company has three closed noncontributory defined benefit pension plans, one registered and two nonregistered, covering certain of its executives, the majority of which are no longer employees of the Company. In addition to these plans, one of the Company’s mountain resorts has two defined benefit pension plans covering certain employees. There are no additional service costs to the Company on any of the plans.

The following details the components of net pension expense, recorded in operating expense in the condensed consolidated statements of operations for the defined benefit plans for the three and six months ended December 31, 2012 and 2013 (in thousands):

	Executive plans		Employee plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2013	2012	2013
Components of pension expense:
Interest cost	$393	$393	$111	$111
Expected return on plan assets	(33)	(33)	(96)	(96)
Actuarial (gain) loss	(40)	76	(34)	66
Settlement loss	—	—	111	111
Total pension expense	$320	$436	$92	$192

	Executive plans		Employee plans
	Six Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Components of pension expense:
Interest cost	$813	$786	$216	$222
Expected return on plan assets	(75)	(66)	(197)	(192)
Actuarial loss	69	153	72	132
Settlement loss	—	—	156	222
Total pension expense	$807	$873	$247	$384

The Company expects to contribute $0.6 million to the pension plans in fiscal year 2014.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

11.	Related Party Transactions

As of June 30, 2013, the Company had notes payable to affiliates with principal balances totaling $597.0 million and accrued interest of $761.7 million. In connection with the Restructuring, the Tranche B Term Loans and Affiliate Loans were exchanged for equity and subsequently cancelled. The Company’s subsidiary guarantors were released from their obligations in respect of the Third Lien Loan and accrued and unpaid interest thereon.

As of June 30, 2013, the Company had a receivable due from a related entity with a principal balance of $5.5 million and accrued interest of $0.8 million. Interest accrued monthly at an annually adjusted rate based on LIBOR + 1%. In connection with the Restructuring, the principal balance and accrued interest of $6.3 million were repaid.

As part of the refinancing on December 9, 2013, $48.3 million was contributed to the Company by Fortress.

12.	Segment Information

The Company currently manages and reports operating results through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities, comprising Steamboat, Winter Park, Tremblant, Stratton, Snowshoe, as well as a 50% interest in Blue Mountain. The Adventure segment comprises CMH, which provides heli-skiing, mountaineering and hiking adventures, and ancillary aviation services, which include fire suppression, maintenance and repair of aircraft. The Real Estate segment includes a vacation club business, management of condominium hotel properties, real estate management, including marketing and sales activities, as well as ongoing real estate development activities. Each of the Company’s reportable segments, although integral to the success of the others, offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of its reportable segments on the basis of revenue and segment Adjusted EBITDA. Total segment Adjusted EBITDA equals Adjusted EBITDA. The Company also evaluates segment Adjusted EBITDA as a key compensation measure. The compensation committee determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA or segment Adjusted EBITDA. Segment Adjusted EBITDA assists in comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that our management believes do not reflect the core operating performance.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

The reportable segment measure of Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment Adjusted EBITDA in the same manner. The Company defines Adjusted EBITDA as net income (loss) attributable to Intrawest Resorts Holdings, Inc. before interest expense, net (excluding interest income earned from receivables related to IRCG operations), income tax benefit or expense, and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: (i) impairments of goodwill, real estate and long-lived assets; (ii) gains and losses on asset dispositions; (iii) earnings and losses from equity method investments; (iv) gains and losses from disposal of equity method investments; (v) gains and losses on extinguishment of debt; (vi) other income or expense; (vii) earnings and losses attributable to noncontrolling interest; (viii) discontinued operations, net of tax; and (ix) other items, which include revenue and expenses of legacy and other non-core operations, restructuring charges and associated severance expenses, non-cash compensation and other items. For purposes of calculating Adjusted EBITDA, the Company also adds back to net (income) loss attributable to Intrawest Resorts Holdings, Inc. the pro rata share of EBITDA related to equity method investments included within the reportable segments and removes from Adjusted EBITDA the Adjusted EBITDA attributable to noncontrolling interests for entities consolidated within the reportable segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in monitoring of performance and, therefore, is not disclosed.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

Segment Adjusted EBITDA for all periods presented has been calculated using this definition. The following table presents revenue and Adjusted EBITDA for the reportable segments, reconciled to consolidated amounts (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenue:
Mountain	$72,038	$75,991	$105,297	$109,296
Adventure	13,079	11,537	42,126	34,154
Real Estate	17,144	13,922	32,292	27,172
Total reportable segment revenue	102,261	101,450	179,715	170,622
Legacy, non-core and other revenue(a)	2,008	656	3,749	12,045
Total revenue	$104,269	$102,106	$183,464	$182,667

Segment Adjusted EBITDA
Mountain(b)	$1,234	$3,094	$(18,354)	$(18,996)
Adventure(c)	(6,036)	(3,083)	1,117	573
Real Estate(d), (e)	4,801	1,664	6,870	3,141
Total Segment Adjusted EBITDA	(1)	1,675	(10,367)	(15,282)
Legacy and other non-core expenses, net(f)	(2,905)	(698)	(11,774)	(4,234)
Other operating expenses(g)	(750)	(1,981)	(1,204)	(3,508)
Depreciation and amortization	(15,007)	(13,998)	(29,660)	(27,143)
Gain (loss) on disposal of assets	214	(23)	(996)	213
Impairment of real estate	—	—	(62)	(633)
Interest income(e)	437	956	918	1,405
Interest expense on third party debt	(31,427)	(15,160)	(66,433)	(31,624)
Interest expense on notes payable to partners	(58,197)	(52,753)	(113,568)	(119,858)
Loss from equity method investments(h)	(10,842)	(1,952)	(10,933)	(3,543)
Pro rata share of EBITDA related to equity method investments(b), (d)	30	(1,016)	(1,109)	(2,083)
Gain on disposal of equity method investments	18,923	—	18,923	—
Adjusted EBITDA attributable to noncontrolling interest(c)	—	(1,466)	—	(831)
Loss on extinguishment of debt	(11,152)	(35,480)	(11,152)	(35,480)
Other income (expense), net	696	(715)	1,098	(887)
Income tax expense	630	404	(342)	(297)
Loss attributable to noncontrolling interest	374	1,090	408	654
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(108,977)	$(121,117)	$(236,253)	$(243,131)

(a)	Other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, non-core retail revenue and revenue from management of non-core commercial properties. For the six months ended December 31, 2013, it also includes $9.0 million of revenue from the sale of a parcel of real estate held for development in August 2013.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

(b)	Includes the Company’s pro rata share of EBITDA from its equity method investment in Blue Mountain. The pro rata share of EBITDA represents the share of EBITDA from the equity method investment based on the Company’s economic ownership percentage.

(c)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(d)	Includes the Company’s pro rata share of EBITDA from its equity method investments in Mammoth Hospitality Management, LLC and Chateau M.T. Inc. The pro rata share of EBITDA represents the Company’s share of EBITDA from these equity method investments based on the economic ownership percentage.

(e)	Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $1.1 million for each of the three months ended December 31, 2012 and 2013 and $2.3 million for each of the six months ended December 31, 2012 and 2013. Interest income reflected in the reconciliation excludes the interest income earned from receivables related to the IRCG operations.

(f)	Represents revenue and expenses of legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Revenue and expenses related to legacy and other non-core operations include income (loss) from the equity method investment in MMSA Holdings Inc., retail operations not located at the Company’s properties and management of non-core commercial properties owned by third parties. It also includes legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations and allegations that we failed to construct planned amenities.

(g)	Includes non-cash compensation, reduction in workforce severance and lease payments pursuant to the lease at Winter Park.

(h)	Represents the losses from equity method investments, including: Blue Mountain, Chateau M.T. Inc., Mammoth Hospitality Management, LLC, MMSA Holdings, Inc. and Whistler Blackcomb Holdings, Inc.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

The following table presents capital expenditures for our reportable segments, reconciled to consolidated amounts for the three and six months ended December 31, 2012 and 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Capital Expenditures:
Mountain	$7,079	$13,991	$9,629	$24,302
Adventure	5,425	4,215	6,074	6,523
Real Estate	1,009	416	1,670	544
Total segment capital expenditures	13,513	18,622	17,373	31,369
Corporate and other	2,561	1,011	3,792	1,541
Total capital expenditures	$16,074	$19,633	$21,165	$32,910

Geographic Data

The Company’s revenue by geographic region for the three and six months ended December 31, 2012 and 2013 consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenue:
United States	$68,738	$68,180	$97,239	$98,342
International	35,531	33,926	86,225	84,325
Revenue	$104,269	$102,106	$183,464	$182,667

13.	Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $52.4 million and $49.9 million at June 30, 2013 and December 31, 2013, respectively, mainly to secure its commitments under self-insurance claims and the closed executive pension plans.

Legal

The Company and its subsidiaries are involved in various lawsuits arising in the ordinary course of business. In addition, the Company’s pre-2010 legacy real estate development activities, combined with the downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims being filed against the Company by owners and prospective purchasers of residences of the Company’s real estate developments. The Company was named as a defendant in lawsuits alleging construction defects at certain of the Company’s existing developments. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws that require providing purchasers with certain mandated disclosures.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

The Company believes that it has adequate insurance coverage or has accrued for loss contingencies for all material matters in which it believes a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on the Company’s financial position, results of operations or cash flows.

Government Grants

The federal government of Canada and the provincial government of Quebec have granted financial assistance to a subsidiary of the Company in the form of interest-free loans and forgivable grants for the construction of specified four-season tourist facilities at Tremblant. Loans totaling CAD $3.5 million (equivalent to $3.3 million USD) as of December 31, 2013 are repayable over seven years starting in 2010. The Company is authorized to receive grants totalling CAD $118.6 million (equivalent to $111.5 million USD), of which the Company has received CAD $85.7 million (equivalent to $80.6 million USD) as of December 31, 2013. Nonrepayable government assistance relating to capital expenditures is reflected as a reduction of the cost of such assets. Reimbursable government loans are presented as long-term debt.

Capital Leases

The Company operates Winter Park under a capital lease that requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded.

14.	Subsequent Events

Reverse stock split

On January 21, 2014, the Company effected a 0.974-for-1 reverse stock split with no change in par value. This transaction is treated as a stock split for accounting purposes and all share and per share data is presented as if the reverse stock split occurred at the beginning of all periods presented.

Basic and diluted net loss per share attributable to common stockholders for the three and six months ended December 31, 2012 and 2013 were computed using the number of shares outstanding after giving effect to the Restructuring and the 0.974-for-1 reverse stock split.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended December 31, 2012 and 2013

(Unaudited)

Employee Incentive Plan

On January 30, 2014, the Company’s board of directors approved the terms of the 2014 Omnibus Incentive Plan (the “Plan”). In connection with the Company’s IPO, 4,500,700 shares of the Company’s common stock were reserved for issuance under the Plan upon the exercise of awards that were or will be issued to the Company’s employees, non-employee directors, independent contractors and consultants. In addition, on January 30, 2014, the Company’s board of directors approved the grant to the Company’s non-employee directors of 25,000 shares of restricted stock and approved the grant to the Company’s officers and employees of 833,339 restricted stock units to be settled in shares of the Company’s common stock or cash, at the Company’s election.

The Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards and cash awards as part of the Company’s long-term incentive compensation program. Typically, awards granted under the Plan vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unless otherwise determined or evidenced in an award agreement, in the event that (i) a change in control occurs, as defined in the Plan, and (ii) a participant’s employment or service is terminated without cause within 12 months following the change in control, then (a) any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable, and (b) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award will lapse and such unvested awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved.

Initial Public Offering

On February 5, 2014, the Company completed its IPO and sold 3,125,000 shares of its common stock at an offering price of $12.00 per share. Fortress sold an additional 14,843,750 shares of common stock, including 2,343,750 shares sold on February 18, 2014 upon exercise of an option granted to the underwriters. The Company did not receive any proceeds from the sale of common stock by Fortress. See Note 1, “Formation and Business”.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 31, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “IRHI”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the restructuring transactions described below under “Restructuring” and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions described below under “Restructuring”.

Overview

We are a North American mountain resort and adventure company, delivering distinctive vacation and travel experiences to our customers for over three decades. We own interests in seven four-season mountain resorts with more than 11,000 skiable acres and more than 1,150 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains, the Pacific Southwest and Canada. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and major airports, including New York City, Boston, Washington D.C., Pittsburgh, Denver, Los Angeles, Montreal and Toronto. We also operate an adventure travel business, which includes Canadian Mountain Holidays (“CMH”), the leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.1 million acres. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties; manage condominium hotel properties; and sell and market residential real estate.

We manage our business through three reportable segments:

•	Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”), Winter Park Resort (“Winter Park”), Mont Tremblant Resort (“Tremblant”), Stratton Mountain Resort (“Stratton”) and Snowshoe Mountain Resort (“Snowshoe”), as well as our 50% interest in Blue Mountain Ski Resort (“Blue Mountain”).

•	Adventure: Our Adventure segment is comprised of CMH, which provides heli-skiing, mountaineering, and hiking in British Columbia, and our aviation businesses that support CMH and provide helicopter maintenance, repair and overhaul (“MRO”) services to third parties.

•	Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes Intrawest Resort Club Group (“IRCG”), our vacation club business, Intrawest Hospitality Management (“IHM”), which manages condominium hotel properties, and Playground, our residential real estate sales and marketing business.

In addition to our reportable segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (“Legacy, non-core and other”).

Factors Affecting our Business

Economic Conditions. Our results of operations are affected by consumer discretionary spending. Numerous economic trends support the notion that the health of the general economy is improving. We believe that as the economy continues to improve, consumers will have more disposable income and a greater inclination to engage in and spend on leisure activities, which will positively impact our results of operations.

Snowfall and Weather. The timing and amount of snowfall and other weather conditions can have a significant impact on visitation and financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which helps to mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions.

Season Pass and Frequency Product Usage. We have developed, and expect to continue to develop, new season pass and frequency products that target previously underserved market segments. A greater proportion of visits from season pass and frequency product holders puts downward pressure on the effective ticket price (“ETP”) as season pass and frequency product holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders puts downward pressure on Mountain Segment Revenue Per Visit as season pass and frequency product holders are less likely to purchase ancillary products and services relative to non-season pass and frequency product holders. We expect season pass and frequency product sales and the pricing of these products to continue to increase in future ski seasons, however ETP and Mountain Segment Revenue Per Visit in any given ski season may decrease as a result of favorable snow conditions, as favorable snow conditions are associated with increased visitation by holders of season pass and frequency products. For the three and six months ended December 31, 2012, 36.1% and 34.1%, respectively, and for the three and six months ended December 31, 2013, 42.7% and 40.6%, respectively, of total lift revenue consisted of season pass and frequency product revenue.

Resort Real Estate Markets. We intend to resume development of residential vacation homes at our mountain resorts when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macro-economic trends and consumer sentiment. Macroeconomic conditions have improved over the past two years, which has supported a partial recovery in the market for vacation homes in the United States and Canada. However, despite these trends, the median vacation home price and number of vacation homes sold in the most recent year still remain well below the peak in 2005, suggesting ample room for continued growth.

Seasonality and Fluctuations in Quarterly Results. Our business is seasonal in nature. Although each of our mountain resorts operates as a four-season resort, based upon historical results, we generate the highest revenue during our second and third fiscal quarters, which is the peak ski season. Similarly, CMH generates the majority of its revenue during our second and third fiscal quarters, which is the peak heli-skiing season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, throughout our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or less peak periods, holidays and weekends in our second fiscal quarter compared to prior years, with a corresponding difference in our third fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

Recent Transactions

Restructuring

On December 9, 2013, we were party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc, a Delaware corporation (“Intrawest U.S.”) and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest Canada”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including accrued and unpaid interest thereon, were exchanged for our common stock and subsequently cancelled. Our subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates, including accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring”. The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of entities managed or controlled by Fortress Investment Group, LLC, other than the Company and its subsidiaries (“Fortress”). See Part I- Item 1, Financial Statements (unaudited), Note 1, “Formation and Business”.

Refinancing

In conjunction with the Restructuring, on December 9, 2013, we entered into a new credit agreement (the “New Credit Agreement”) providing for a $540.0 million term loan facility (the “Term Loan”), a $25.0 million senior secured first-lien revolving loan facility (the “New Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “New LC Facility”, together with the Term Loan and New Revolver, are collectively referred to herein as the “FY14 Loans”). For a description of the FY14 Loans, see Part I- Item 1, Financial Statements (unaudited), Note 6, “Long-Term Debt and Notes Payable to Affiliates”.

The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to us by Fortress, were used to refinance and extinguish the existing debt under the First Lien Credit agreement dated December 4, 2012 (the “FY13 First Lien Loans”) and the Second Lien Credit Agreement, also dated December 4, 2012 (the “FY13 Second Lien Loans”, collectively, the “FY13 Lien Loans”). The refinancing was accounted for as an extinguishment of debt resulting in a non-cash, pre-tax loss of $35.5 million during the three and six months ended December 31, 2013, consisting of the difference between the principal value and the fair value of the FY13 Lien Loans and write-off of unamortized financing costs and unamortized original issue discount (“OID”).

Reverse Stock Split

On January 21, 2014, we effected a 0.974-for-1 reverse stock split with no change in par value. See Part I- Item 1, Financial Statements (unaudited), Note 14,“Subsequent Events”.

Initial Public Offering

On February 5, 2014, we completed our initial public offering (“IPO”). We sold 3,125,000 shares of our common stock at $12.00 per share and Fortress sold an additional 14,843,750 shares of our common stock, including 2,343,750 shares sold on February 18, 2014 upon exercise of an option granted to the underwriters. We did not receive any proceeds from the sale of our common stock by Fortress.

After deducting $2.4 million of underwriting discounts and commissions and $6.1 million of offering expenses payable by us (of which $4.2 million was deferred as of December 31, 2013), we received net proceeds of $29.0 million. See Part I- Item 1, Financial Statements (unaudited), Note 1, “Formation and Business”.

Results of Operations

The following historical consolidated statements of operations during the three and six months ended December 31, 2012 and 2013 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Three Months ended December 31, 2012 and 2013

The following table presents our condensed consolidated statements of operations for the three months ended December 31, 2012 and 2013 (dollars in thousands):

	Three Months Ended December 31,
	2012	2013	$ Change	% Change
Revenue	$104,269	$102,106	$(2,163)	-2.1%
Operating expenses	109,038	106,726	(2,312)	-2.1%
Depreciation and amortization	15,007	13,998	(1,009)	-6.7%
(Gain) loss on disposal of assets	(214)	23	237	-110.7%
Loss from operations	(19,562)	(18,641)	921	-4.7%
Interest income	1,580	2,090	510	32.3%
Interest expense on third party debt	(31,427)	(15,160)	16,267	-51.8%
Interest expense on notes payable to affiliates	(58,197)	(52,753)	5,444	-9.4%
Loss from equity method investments	(10,842)	(1,952)	8,890	-82.0%
Gain on disposal of equity method investments	18,923	—	(18,923)	-100.0%
Loss on extinguishment of debt	(11,152)	(35,480)	(24,328)	218.1%
Other income (expense), net	696	(715)	(1,411)	202.7%
Loss before income taxes	(109,981)	(122,611)	(12,630)	11.5%
Income tax benefit	(630)	(404)	226	-35.9%
Net loss	(109,351)	(122,207)	(12,856)	11.8%
Loss attributable to noncontrolling interest	374	1,090	716	191.4%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(108,977)	$(121,117)	$(12,140)	11.1%

Revenue. Revenue decreased $2.2 million, or 2.1%, from $104.3 million in the three months ended December 31, 2012 to $102.1 million in the three months ended December 31, 2013. The decrease was a result of a decrease in our total reportable segment revenue of $0.8 million, which included decreases of $3.2 million in Real Estate revenue and $1.5 million in Adventure revenue, partially offset by an increase of $4.0 million in Mountain revenue. The decrease in revenue was also the result of a decrease in Legacy, non-core and other revenue of $1.4 million, or 67.3%, from $2.0 million in the three months ended December 31, 2012 to $0.7 million in the three months ended December 31, 2013. The decrease in Legacy, non-core and other revenue was primarily due to the wind down of certain non-core commercial property management businesses and certain legacy businesses during the three months ended December 31, 2012.

Operating expenses. Operating expenses decreased $2.3 million, or 2.1%, from $109.0 million in the three months ended December 31, 2012 to $106.7 million in the three months ended December 31, 2013. Total reportable segment operating expenses remained relatively flat as a result of increases of $2.8 million in Mountain operating expenses and $0.3 million in Real Estate operating expenses, partially offset by a decrease of $3.0 million in Adventure operating expense. Offsetting the increase in total segment operating expenses was a decrease of $2.3 million in Legacy, non-core and other expenses. Legacy, non-core, and other expenses decreased primarily due to the divestiture of non-core operations and a decrease in legacy litigation costs.

Depreciation and amortization. Depreciation and amortization decreased $1.0 million, or 6.7%, from $15.0 million in the three months ended December 31, 2012 to $14.0 million in the three months ended December 31, 2013. The decrease was primarily due to assets that reached the end of their depreciable lives in the prior year period.

Interest expense on third party debt. Interest expense on third party debt decreased $16.3 million, or 51.8%, from $31.4 million in the three months ended December 31, 2012 to $15.2 million in the three months ended December 31, 2013. The decrease was a result of the refinancing of our senior debt facilities in December 2012, which lowered the average annual effective interest rate on our senior debt facilities from approximately 12.0% to approximately 9.0%, and lowered the average outstanding principal balance. In December 2013, our senior debt facilities were refinanced, which lowered the average annual effective interest rate to approximately 5.5%.

Interest expense on notes payable to affiliates. Interest expense on notes payable to affiliates decreased $5.4 million, or 9.4%, from $58.2 million in the three months ended December 31, 2012 to $52.8 million in the three months ended December 31, 2013. The decrease was primarily due to the Restructuring in December 2013, through which notes payable to affiliates, including accrued and unpaid interest, were either exchanged for our common stock, cancelled, or our subsidiaries were released from their obligations, including guarantor obligations.

Loss from equity method investments. Loss from equity method investments decreased $8.9 million, or 82.0%, from $10.8 million in the three months ended December 31, 2012 to $2.0 million in the three months ended December 31, 2013. The decrease was primarily a result of recording our share of net loss from our investment in Whistler Blackcomb Holdings, Inc. (“Whistler Holdings”) prior to the sale of our investment in December 2012. There were no similar sales in the three months ended December 31, 2013.

Gain on disposal of equity method investments. Gain on disposal of equity method investments was $18.9 million for the three months ended December 31, 2012. In December 2012, we sold our investment in Whistler Holdings for $116.9 million and recognized a $17.9 million gain on the sale. In addition, we recognized a $1.0 million gain on the sale of our partnership interest in Maui Beach Resort, L.P. in November 2012.

Loss on extinguishment of debt. Loss on extinguishment of debt increased $24.3 million, and was attributable to an $11.2 million loss on extinguishment of debt recognized as a result of refinancing our senior debt facilities in December 2012 as compared to a $35.5 million loss on extinguishment of debt recognized as a result of the refinancing in December 2013. Loss on extinguishment of debt during the three months ended December 31, 2013 included the write off of unamortized OID and unamortized financing fees of $26.7 million and call premiums of $8.8 million.

Other income (expense), net. Other income (expense), net decreased by $1.4 million, from other income of $0.7 million in the three months ended December 31, 2012 to other expense of $0.7 million in the three months ended December 31, 2013. The decrease was primarily due to a gain recorded in October 2012 as a result of the failure of public stockholders to redeem their shares prior to the end of the redemption period in connection with the purchase of the Company by Fortress in 2006.

Income tax benefit. Income tax benefit decreased $0.2 million, or 35.9%. The consolidated income tax benefit attributable to the Company was $0.6 million and $0.4 million for the three months ended December 31, 2012 and 2013, respectively. This represents an effective tax rate of (0.57)% and (0.33%) for the three months ended December 31, 2012 and 2013, respectively. The effective tax rate for the three months ended December 31, 2012 and 2013 differs from the federal blended statutory rate of 30.63% and 31.65%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

Comparison of Operating Results for the Six Months ended December 31, 2012 and 2013

The following table presents our condensed consolidated statements of operations for the six months ended December 31, 2012 and 2013 (dollars in thousands):

	Six Months Ended December 31,
	2012	2013	$ Change	% Change
Revenue	$183,464	$182,667	$(797)	-0.4%
Operating expenses	210,217	210,922	705	0.3%
Depreciation and amortization	29,660	27,143	(2,517)	-8.5%
Loss (gain) on disposal of assets	996	(213)	(1,209)	-121.4%
Impairment of real estate	62	633	571	921.0%
Loss from operations	(57,471)	(55,818)	1,653	-2.9%
Interest income	3,217	3,722	505	15.7%
Interest expense on third party debt	(66,433)	(31,624)	34,809	-52.4%
Interest expense on notes payable to affiliates	(113,568)	(119,858)	(6,290)	5.5%
Loss from equity method investments	(10,933)	(3,543)	7,390	-67.6%
Gain on disposal of equity method investments	18,923	—	(18,923)	-100.0%
Loss on extinguishment of debt	(11,152)	(35,480)	(24,328)	218.1%
Other income (expense), net	1,098	(887)	(1,985)	-180.8%
Loss before income taxes	(236,319)	(243,488)	(7,169)	3.0%
Income tax expense	342	297	(45)	-13.2%
Net loss	(236,661)	(243,785)	(7,124)	3.0%
Loss attributable to noncontrolling interest	408	654	246	60.3%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(236,253)	$(243,131)	$(6,878)	2.9%

Revenue. Revenue decreased $0.8 million, or 0.4%, from $183.5 million in the six months ended December 31, 2012 to $182.7 million in the six months ended December 31, 2013. The decrease was a result of a decrease in total reportable segment revenue of $9.1 million, which included decreases of $8.0 million and $5.1 million in Adventure and Real Estate revenue, respectively, partially offset by an increase of $4.0 million in Mountain revenue. Partially offsetting the decrease in total reportable segment revenue was a $8.3 million increase in Legacy, non-core and other revenue, which increased from $3.7 million in the six months ended December 31, 2012 to $12.0 million in the six months ended December 31, 2013, which was primarily a result of the sale of non-core real estate.

Operating expenses. Operating expenses increased $0.7 million, or 0.3%, from $210.2 million in the six months ended December 31, 2012 to $210.9 million in the six months ended December 31, 2013. Total reportable segment operating expenses decreased $2.3 million as a result of a $5.3 million increase in Mountain operating expenses, offset by decreases of $6.6 million and $1.0 million in Adventure and Real Estate operating expenses, respectively. Offsetting the decrease in total segment operating expenses was an increase in Legacy, non-core and other expenses of $2.9 million, or 17.4%, from $16.7 million in the six months ended December 31, 2012 to $19.7 million in the six months ended December 31, 2013. The increase in Legacy, non-core and other expenses was primarily the result of the sale of non-core real estate.

Depreciation and amortization. Depreciation and amortization decreased $2.5 million, or 8.5%, from $29.7 million in the six months ended December 31, 2012 to $27.1 million in the six months ended December 31, 2013. The decrease was primarily due to assets that reached the end of their depreciable lives in the prior year period.

Interest expense on third party debt. Interest expense on third party debt decreased $34.8 million, or 52.4%, from $66.4 million in the six months ended December 31, 2012 to $31.6 million in the six months ended December 31, 2013. The decrease was a result of the refinancing of our senior debt facilities in December 2012, which lowered the average annual effective interest rate on our senior debt facilities from approximately 12.0% to approximately 9.0%, and lowered the average outstanding principal balance. In December 2013, our senior debt facilities were refinanced, which lowered the average annual effective interest rate to approximately 5.5%.

Interest expense on notes payable to affiliates. Interest expense on notes payable to affiliates increased $6.3 million, or 5.5%, from $113.6 million in the six months ended December 31, 2012 to $119.9 million in the six months ended December 31, 2013. The increase was a result of a higher average principal amount of indebtedness outstanding in the six months ended December 31, 2013. Prior to the Restructuring in December 2013, interest on notes payable to affiliates accrued without payment and was added to the principal balance of the notes on a quarterly basis. In connection with the Restructuring in December 2013, notes payable to affiliates, including accrued and unpaid interest, were either exchanged for our common stock, cancelled, or our subsidiaries were released from their obligations, including guarantor obligations.

Loss from equity method investments. Loss from equity method investments decreased $7.4 million, or 67.6%, from $10.9 million in the six months ended December 31, 2012 to $3.5 million in the six months ended December 31, 2013. The decrease was primarily a result of recording our share of net loss from our investment in Whistler Holdings prior to the sale in December 2012.

Gain on disposal of equity method investments. Gain on disposal of equity method investments was $18.9 million for the six months ended December 31, 2012. In December 2012, we sold our investment in Whistler Holdings for $116.9 million and recognized a $17.9 million gain on the sale. In addition, we recognized a $1.0 million gain on the sale of our partnership interest in Maui Beach Resort, L.P. in November 2012. There were no similar sales in the six months ended December 31, 2013.

Loss on extinguishment of debt. Loss on extinguishment of debt increased $24.3 million, and was attributable to an $11.2 million loss on extinguishment of debt recognized as a result of refinancing our existing senior debt facilities in December 2012 as compared to a $35.5 million loss on extinguishment of debt recognized as a result of the refinancing in December 2013. Loss on extinguishment of debt during the six months ended December 31, 2013 includes the write off of unamortized OID and unamortized financing fees of $26.7 million and call premiums of $8.8 million.

Other income (expense), net. Other income (expense), net decreased $2.0 million, from other income of $1.1 million in the six months ended December 31, 2012 to other expense of $0.9 million in the six months ended December 31, 2013. The decrease was primarily due to a gain recorded in October 2012 as a result of the failure of public stockholders to redeem their shares prior to the end of the redemption period in connection with purchase of the Company by Fortress in 2006.

Income tax expense. Income tax expense decreased less than $0.1 million, or 13.2%. The consolidated income tax expense attributable to the Company was $0.3 million for the six months ended December 31, 2012 and 2013. This represents an effective tax rate of 0.14% and 0.12% for the six months ended December 31, 2012 and 2013, respectively. The effective tax rate for the six months ended December 31, 2012 and 2013 differs from the federal blended statutory rate of 31.17% and 31.65%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

Our Segments

We manage and report operating results through three reportable segments:

• Mountain (74.9% and 64.1%, respectively, of the three and six months ended December 31, 2013 total reportable segment revenue): Our Mountain segment includes our mountain resort and lodging operations at Steamboat, Winter Park, Tremblant, Stratton and Snowshoe, as well as our 50% interest in Blue Mountain.

• Adventure (11.4% and 20.0%, respectively, of the three and six months ended December 31, 2013 total reportable segment revenue): Our Adventure segment includes CMH and our aviation businesses that support CMH and provide services to third parties.

• Real Estate (13.7% and 15.9%, respectively, of the three and six months ended December 31, 2013 total reportable segment revenue): Our Real Estate segment includes our real estate management, marketing and sales businesses, including IRCG, IHM and Playground, as well as our real estate development activities.

Each of our reportable segments, although integral to the success of the others, offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of our reportable segments on the basis of revenue and segment Adjusted EBITDA. We also evaluate segment Adjusted EBITDA as a key compensation measure. The compensation committee of our board of directors will determine the annual variable compensation for certain members of our management team based, in part, on segment Adjusted EBITDA. Segment Adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

Our reportable segment measure of Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Reportable segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment Adjusted EBITDA in the same manner. See Part I- Item 1, Financial Statements (unaudited), Note 12 “Segment Information” to the condensed consolidated financial statements of Intrawest Resorts Holdings, Inc. included elsewhere in this Quarterly Report on Form 10-Q.

Shown below is a summary of reportable segment revenue and reportable segment Adjusted EBITDA for the three and six months ended December 31, 2012 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
	(in thousands)
Mountain revenue	$72,038	$75,991	$105,297	$109,296
Adventure revenue	13,079	11,537	42,126	34,154
Real Estate revenue	17,144	13,922	32,292	27,172
Total reportable segment revenue	$102,261	$101,450	$179,715	$170,622

Mountain Adjusted EBITDA	$1,234	$3,094	$(18,354)	$(18,996)
Adventure Adjusted EBITDA	(6,036)	(3,083)	1,117	573
Real Estate Adjusted EBITDA	4,801	1,664	6,870	3,141
Total segment Adjusted EBITDA(a)	$(1)	$1,675	$(10,367)	$(15,282)

(a)	Total segment Adjusted EBITDA equals Adjusted EBITDA. For a reconciliation of net loss attributable to Intrawest Resorts Holdings, Inc. to Adjusted EBITDA see section Non-GAAP Financial Measures.

Mountain

Our Mountain segment is comprised of all of the mountain resort operations at Steamboat, Winter Park, Tremblant, Stratton and Snowshoe, as well as our ancillary resort businesses. Our Mountain segment also includes EBITDA from our 50% ownership interest in Blue Mountain, which is accounted for using the equity method. Our Mountain segment contributed 70.4% and 58.6% of total reportable segment revenue for the three and six month periods ended December 31, 2012, respectively, and 74.9% and 64.1% of total reportable segment revenue for the three and six month periods ended December 31, 2013, respectively.

Revenue and Mountain Adjusted EBITDA

The Mountain segment earns revenue from a variety of business activities conducted at our mountain resorts.

Lift revenue. Lift revenue is derived from a variety of lift pass products, including multi-resort and single-resort passes, season pass products, frequency card products of varying durations and single and multi-day lift tickets. Our season pass products, including our multi-resort products, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season during a fiscal year, is recognized in our consolidated financial statements during such fiscal year based on historical usage patterns. Frequency pass revenue is recognized as used, and unused portions are recognized at the end of the frequency period.

Lodging revenue. Lodging revenue is derived through our management of rental programs for condominium properties located at or in close proximity to our mountain resorts. We typically receive 25% to 50% of the daily room revenue, with the condominium owners receiving the remaining share of the room revenue. We also earn lodging revenue from hotel properties we own at Winter Park, Stratton and Snowshoe.

Ski School revenue. Ski school revenue is derived through our operation of ski and ride schools at each of our mountain resorts. We are the exclusive provider of these services at each of our resorts.

Retail and rental revenue. Retail and rental revenue is derived from the rental of ski, snowboard and bike equipment and the sale of ski accessories, equipment, apparel, logo wear, gifts and sundries at our on-mountain and base area outlets.

Food and beverage revenue. Food and beverage revenue is derived through our operation of restaurants, bars and other food and beverage outlets at our resorts.

Other revenue. Other revenue is derived from fees earned through a wide variety of activities and ancillary operations, including private clubs, municipal services, call centers, parking operations, golf, summer base area activities, strategic alliances, entertainment events and other resort activities.

Mountain Adjusted EBITDA. Mountain Adjusted EBITDA is Mountain revenue less Mountain operating expenses, adjusted for our pro rata share of EBITDA for our equity method investment in Blue Mountain Resorts Limited. Mountain operating expenses include: wages, incentives and benefits for resort personnel; direct costs of food, beverage and retail inventory; general and administrative expenses; and resort operating expenses, such as contract services, utilities, fuel, permit and lease payments, credit card fees, property taxes, and maintenance and operating supplies.

Key Business Metrics Evaluated by Management

The Mountain segment operating metrics in this section below do not include Blue Mountain, which we account for using the equity method.

“Skier Visits” We measure visitation volume during the ski season, which is when most of our lift revenue is earned, by the number of “Skier Visits” at our resorts, each of which represents an individual’s use of a paid or complimentary ticket, frequency card or season pass to ski or snowboard at our mountain resorts for any part of one day. The number of Skier Visits, viewed in conjunction with ETP, is the most important indicator of our lift revenue. Changes in the number of Skier Visits have a significant impact on Mountain revenue. The number of Skier Visits is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, pricing policies, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competitive offerings.

“ETP” We measure average ticket price during a given period by calculating our “effective ticket price,” or “ETP,” which is determined by dividing lift revenue by Skier Visits. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders ski frequently and therefore a greater proportion of visits from these passholders will put downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single- and multi-day lift ticket products are priced per visit and therefore a greater proportion of use of these products will tend to increase our ETP. Our lift product mix is primarily influenced by pricing incentives for season pass and frequency products and the types of visitors we attract (“destination guests” versus “regional guests”). “Destination guests,” who travel to the resort from a significant distance, often visit a resort once or twice per season for extended stays and are therefore likely to purchase multi-day ticket products. Destination guests tend to make travel plans far in advance of their vacation and do not typically change their plans based on snow and weather conditions. By contrast, “regional guests” that drive to the resort for one-day or overnight trips tend to increase visitation when conditions are favorable. Regional guests tend to visit the resort more frequently at a lower ticket price per visit than destination guests. We define destination guests as guests with an address containing a zip code outside the resort’s region. Our definition may be different than other companies and therefore our statistics may not be comparable. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

“Revenue per Visit” is total Mountain revenue for a given period divided by total Skier Visits during such period. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit.

“Revenue per available room” or “RevPAR” is determined by dividing gross room revenue during a given period by the number of units available to guests during such periods.

“ADR” or “Average Daily Rate” is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period. ADR is a measure commonly used in the lodging industry and used by our management to track lodging pricing trends. ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a lodging operation. ADR is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competing offerings.

Adventure

The primary business in our Adventure segment is CMH, which provides heli-skiing, mountaineering and hiking at 11 lodges in British Columbia, Canada. To support CMH’s operations, we own a fleet of helicopters that are also used in the off-season for fire suppression in the United States and Canada and other commercial uses. Alpine Aerotech Ltd. provides helicopter maintenance, repair and overhaul services to our fleet of helicopters as well as to aircraft owned by unaffiliated third parties. Our Adventure segment contributed 12.8% and 23.4% of total reportable segment revenue for the three and six months ended December 31, 2012, respectively, and 11.4% and 20.0% of total reportable segment revenue for the three and six months ended December 31, 2013, respectively.

Revenue and Adventure Adjusted EBITDA

Revenue. The Adventure segment earns revenue from a variety of activities conducted at CMH. CMH guest revenue is derived primarily through the sale of adventure packages that include lodging at facilities owned or leased by CMH, food and beverage services and heli-skiing, heli-mountaineering or heli-hiking. In addition to package revenue, CMH earns ancillary revenue from the sale of additional vertical meters of skiing, retail merchandise, massages, alcoholic beverages and the sale of other products and services not included in the vacation package.

The Adventure segment also generates ancillary revenue relating to performance of fire suppression services during the summer months in the Western United States and Western Canada. These activities are performed on an as-needed basis or pursuant to contracts that have a term of one to five years. Ancillary revenue is also derived from MRO services performed by Alpine Aerotech Ltd. on third-party aircraft, as well as from leasing underutilized aircraft to unaffiliated third parties for short term periods ranging from one to 12 months.

Adventure Adjusted EBITDA. Adventure Adjusted EBITDA is Adventure revenue less Adventure operating expenses, adjusted for Adjusted EBITDA attributable to noncontrolling interests. Adventure operating expenses consist primarily of compensation and benefits, fuel, aircraft and facility maintenance expenses, insurance, utilities, permit and lease payments, credit card fees, food and beverage costs, and general and administrative expenses.

Real Estate

Our Real Estate segment is comprised of IRCG, our vacation club business, IHM, which manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, our core residential real estate sales and marketing business. Our Real Estate segment also includes costs associated with our ongoing development activities, including planning activities and land carrying costs. Our Real Estate segment contributed 16.8% and 18.0% of total reportable segment revenue for the three and six months ended December 31, 2012, respectively, and 13.7% and 15.9% of total reportable segment revenue for the three and six months ended December 31, 2013, respectively.

Revenue and Real Estate Adjusted EBITDA

Revenue. The Real Estate segment primarily earns revenue from IRCG, IHM and Playground. IRCG generates revenue from selling vacation club points in Club Intrawest, managing Club Intrawest properties and running a private exchange company for Club Intrawest’s members. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue from the commissions on the sales of real estate. During the fiscal periods presented, we did not have any active development projects. We also manage commercial real estate for our properties and third parties through our Real Estate segment.

Real Estate Adjusted EBITDA. Real Estate Adjusted EBITDA is Real Estate revenue less Real Estate operating expenses, plus interest income earned from receivables related to IRCG’s operations, adjusted for our pro rata share of EBITDA for our equity method investments in Mammoth Hospitality Management, LLC (“MHM”) and Chateau M.T. Inc. (“Chateau”). Real Estate operating expenses include: compensation and benefits; insurance; general and administrative expenses; and land carrying costs and development planning and appraisal expenses related to the core entitled land surrounding the bases of our Steamboat, Winter Park, Tremblant, Stratton and Snowshoe resorts.

Legacy, Non-Core and Other Items

Legacy and non-core. Certain activities and assets, and the resulting expenses, gains and losses from such activities and assets, are deemed to be non-core by our CODM when they are not sufficiently related to our ongoing business, we plan to divest or wind them down and they are not reviewed by our CODM in evaluating the performance of our business. Non-core activities and assets that influenced our consolidated results during the financial periods presented but that have not been allocated to our reportable segments include:

•	legacy real estate carrying costs and litigation;
•	divested non-core operations; and
•	remaining non-core operations, including management of non-core commercial properties owned by third parties and our equity method investment in Whistler Holdings and MMSA Holdings, Inc.

We disposed of legacy real estate assets and non-core operations during the three and six months ended December 31, 2012 and 2013. In addition, we recognized losses of $0.1 million and $0.6 million from impairments to the carrying value of our real estate portfolio during the six months ended December 31, 2012 and 2013, respectively. We did not recognize impairment of real estate assets during the three months December 31, 2012 and 2013. As of December 31, 2013, we have divested substantially all of our legacy real estate.

Expenses related to legacy real estate development activities include the carrying costs of legacy real estate assets and legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations and allegations that we failed to construct planned amenities. Many of the claims brought against us were similar to claims brought against residential developers industry-wide in the wake of the 2008 housing market collapse. The vast majority of these claims were filed in 2009 and 2010 when we began litigating hundreds of cases with purchasers who had entered into pre-sale contracts prior to 2010, failed to close on their purchases, and were seeking a return of their security deposits. We have been settling these and other legacy real estate claims on a consistent basis in fiscal 2012 and fiscal 2013 and settled our last two security deposit cases in September 2013. New claims filings relating to legacy real estate litigation are infrequent due to the amount of time that has passed since our last construction project.

We believe expenses associated with our legacy real estate development activities will diminish in future periods though the trend may not continue. We expect any remaining costs and expenses that we incur in future periods to primarily relate to ongoing real estate litigation in which we are either the defendant or plaintiff. We also expect to incur additional remediation expenses related to pre-2009 construction projects.

Other. We incur certain additional costs that we do not allocate to our operating segments because they relate to items that management does not believe are representative of the underlying performance of our ongoing operations. These items include restructuring costs, severance expenses and non-cash compensation.

Comparison of Segment Results for the Three Months Ended December 31, 2012 and 2013

Mountain

	Three Months Ended December 31,
	2012	2013	Change	% Change
Skier Visits	660,443	742,287	81,844	12.4%
Revenue per Visit	$109.08	$102.37	$(6.71)	-6.2%
ETP	$45.25	$42.17	$(3.08)	-6.8%
RevPAR	$45.80	$46.25	$0.45	1.0%
ADR	$180.75	$180.78	$0.03	0.0%

Mountain revenue:	(dollars in thousands)
Lift	$29,883	$31,299	$1,416	4.7%
Lodging	8,951	9,240	289	3.2%
Ski School	5,907	6,592	685	11.6%
Retail and Rental	11,202	11,316	114	1.0%
Food and Beverage	8,131	8,672	541	6.7%
Other	7,964	8,872	908	11.4%
Total Mountain revenue	$72,038	$75,991	$3,953	5.5%
Mountain Adjusted EBITDA	$1,234	$3,094	$1,860	150.7%

Mountain revenue. Mountain revenue increased $4.0 million, or 5.5%, from $72.0 million in the three months ended December 31, 2012 to $76.0 million in the three months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits of 12.4% compared to the same period in the prior year. Skier Visits increased due to improved snowfall and better ski conditions during the second fiscal quarter of 2014 compared to the same period in the prior year. The increase in Skier Visits exceeded the increase in Mountain revenue, in percentage terms, principally as a result of increased season pass usage. ETP decreased $3.08, or 6.8%, from $45.25 in the three months ended December 31, 2012 to $42.17 in three months ended December 31, 2013. The decrease in ETP was related to a greater proportion of visits from season pass and frequency product holders which puts downward pressure on ETP as season pass and frequency product holders increased their usage. Season pass and frequency product sales for the 2013/2014 ski season increased 23.9% through the second quarter and comprised 36.1% and 42.7% of total lift revenue for each of the three months ended December 31, 2012 and 2013, respectively.

Lift revenue. Lift revenue increased $1.4 million, or 4.7%, from $29.9 million in the three months ended December 31, 2012 to $31.3 million in the three months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Lodging revenue. Lodging revenue increased $0.3 million, or 3.2%, from $9.0 million in the three months ended December 31, 2012 to $9.2 million in the three months December 31, 2013. The increase was primarily attributable to the increase in RevPAR.

Ski School revenue. Ski School revenue increased $0.7 million, or 11.6%, from $5.9 million in the three months ended December 31, 2012 to $6.6 million in the three months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Retail and Rental revenue. Retail and Rental revenue increased $0.1 million, or 1.0%, from $11.2 million in the three months ended December 31, 2012 to $11.3 million in the three months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Food and Beverage revenue. Food and Beverage revenue increased $0.5 million, or 6.7%, from $8.1 million in the three months ended December 31, 2012 to $8.7 million in the three months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Other revenue. Other revenue increased $0.9 million, or 11.4%, from $8.0 million in the three months ended December 31, 2012 to $8.9 million in the three months ended December 31, 2013. The increase was primarily attributable to a non-recurring increase in revenue from gift cards.

Mountain Adjusted EBITDA. Mountain Adjusted EBITDA increased $1.9 million, from $1.2 million in the three months ended December 31, 2012 to $3.1 million in the three months ended December 31, 2013. The increase in Mountain Adjusted EBITDA was related to a $4.0 million increase in Mountain revenue and a $0.7 million increase in our pro rata share of EBITDA for our equity method investment in Blue Mountain, which increased from a loss of $0.2 million in the three months ended December 31, 2012 to income of $0.5 million in three months ended December 31, 2013. These increases were partially offset by an increase in Mountain operating expense of $2.8 million, from $70.6 million in the three months ended December 31, 2012 to $73.4 million in the three months ended December 31, 2013, which was primarily attributable to an increase in payroll and benefits expenses and other operating expenses.

Adventure

	Three Months Ended December 31,
	2012	2013	Change	% Change
	(dollars in thousands)
Adventure revenue	$13,079	$11,537	$(1,542)	-11.8%
Adventure Adjusted EBITDA	$(6,036)	$(3,083)	$2,953	-48.9%

Adventure revenue. Adventure revenue decreased $1.5 million, or 11.8%, from $13.1 million in the three months ended December 31, 2012 to $11.5 million in the three months ended December 31, 2013. The decrease in Adventure revenue was primarily due to a $1.2 million decrease in ancillary services, from $7.8 million in the three months ended December 31, 2012 to $6.6 million in the three months ended December 31, 2013. The decrease in ancillary services was primarily attributable to a decrease in fire suppression activities and lower revenue from our MRO operations. CMH revenue decreased $0.4 million, from $5.3 million in the three months ended December 31, 2012 to $4.9 million in the three months ended December 31, 2013.

Adventure Adjusted EBITDA. Adventure Adjusted EBITDA increased $3.0 million, or 48.9%, from a loss of $6.0 million for the three months ended December 31, 2012 to a loss of $3.1 million in the three months ended December 31, 2013. The increase in Adventure Adjusted EBITDA was related to a $3.0 million decrease in Adventure operating expenses, from $19.1 million in the three months ended December 31, 2012 to $16.1 million in the three months ended December 31, 2013, primarily attributable to lower variable expenses associated with reduced firefighting activity and lower maintenance expense and by the removal of a loss of $1.5 million of Adjusted EBITDA in the three months ended December 31, 2013 attributable to noncontrolling interest in Alpine Helicopters Inc. as a result of the restructuring of those operations in January 2013. These were partially offset by a $1.5 million decrease in Adventure revenue.

Real Estate

	Three Months Ended December 31,
	2012	2013	Change	% Change
	(dollars in thousands)
Real Estate revenue	$17,144	$13,922	$(3,222)	-18.8%
Real Estate Adjusted EBITDA	$4,801	$1,664	$(3,137)	-65.3%

Real Estate revenue. Real Estate revenue decreased $3.2 million, or 18.8%, from $17.1 million in the three months ended December 31, 2012 to $13.9 million in the three months ended December 31, 2013. The decrease was primarily related to a $3.0 million decrease in Playground revenue primarily resulting from the acceleration of sales commissions received on the exit of our brokerage engagement at Honua Kai Resort and Spa in December 2012.

Real Estate Adjusted EBITDA. Real Estate Adjusted EBITDA decreased $3.1 million, or 65.3%, from $4.8 million in the three months ended December 31, 2012 to $1.7 million in the three months ended December 31, 2013. The decrease was primarily attributable to a $3.2 million decrease in Real Estate revenue. Real Estate operating expenses increased $0.3 million, from $13.8 million in the three months ended December 31, 2012 to $14.1 million in the three months ended December 31, 2013, partially offset by a $0.3 million increase in our pro rata share of EBITDA for our equity method investment in MHM which increased from a loss of $0.2 million in the three months ended December 31, 2012 to income of $0.1 million in the three months ended December 31, 2013.

Comparison of Segment Results for the Six Months Ended December 31, 2012 and 2013

Mountain

	Six Months Ended December 31,
	2012	2013	Change	% Change
Skier Visits	660,443	742,287	81,844	12.4%
Revenue per Visit	$159.43	$147.24	$(12.19)	-7.6%
ETP	$48.00	$44.42	$(3.58)	-7.5%
RevPAR	$42.28	$41.66	$(0.62)	-1.5%
ADR	$147.80	$146.99	$(0.81)	-0.5%

Mountain revenue:	(dollars in thousands)
Lift	$31,698	$32,973	$1,275	4.0%
Lodging	17,624	17,587	(37)	-0.2%
Ski School	6,418	7,125	707	11.0%
Retail and Rental	16,774	16,906	132	0.8%
Food and Beverage	14,395	15,021	626	4.3%
Other	18,388	19,684	1,296	7.0%
Total Mountain revenue	$105,297	$109,296	$3,999	3.8%
Mountain Adjusted EBITDA	$(18,354)	$(18,996)	$(642)	3.5%

Mountain revenue. Mountain revenue increased $4.0 million, or 3.8%, from $105.3 million in the six months ended December 31, 2012 to $109.3 million in the six months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits of 12.4% compared to the same period in the prior year. Skier Visits increased due to improved snowfall and better ski conditions during the second fiscal quarter compared to the same period in the prior year. The increase in Skier Visits exceeded the increase in Mountain revenue, in percentage terms, principally as a result of increased season pass usage . ETP decreased $3.58, or 7.5%, from $48.00 in the six months ended December 31, 2012 to $44.42 in the six months ended December 31, 2013. The decrease in ETP was related to a greater proportion of visits from season pass and frequency product holders which puts downward pressure on ETP as season pass and frequency product holders increase their usage. Season pass and frequency product sales for the 2013/2014 ski season increased 23.9% through the second quarter and consisted of 34.1% and 40.6% of total lift revenue for the six months ended December 31, 2012 and 2013, respectively.

Lift revenue. Lift revenue increased $1.3 million, or 4.0%, from $31.7 million in the six months ended December 31, 2012 to $33.0 million in the six months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Lodging revenue. Lodging revenue remained relatively flat for the six months ended December 31, 2013 when compared to the six months ended December 31, 2012.

Ski School revenue. Ski School revenue increased $0.7 million, or 11.0%, from $6.4 million in the six months ended December 31, 2012 to $7.1 million in the six months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Retail and Rental revenue. Retail and Rental revenue increased $0.1 million, or 0.8%, from $16.8 million in the six months ended December 31, 2012 to $16.9 million in the six months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Food and Beverage revenue. Food and Beverage revenue increased $0.6 million, or 4.3%, from $14.4 million in the six months ended December 31, 2012 to $15.0 million in the six months ended December 31, 2013. The increase was primarily due to an increase in Skier Visits.

Other revenue. Other revenue increased $1.3 million, or 7.0%, from $18.4 million in the six months ended December 31, 2012 to $19.7 million in the six months ended December 31, 2013. The increase was primarily attributable to an increase in our summer mountain biking operations during the first quarter of fiscal year 2014 and increased revenue from gift cards.

Mountain Adjusted EBITDA. Mountain Adjusted EBITDA decreased $0.6 million, or 3.5%, from a loss of $18.4 million in the six months ended December 31, 2012 to a loss of $19.0 million in the six months ended December 31, 2013. The decrease in Mountain Adjusted EBITDA was related to a $5.3 million increase in Mountain operating expenses, from $123.8 million in the six months ended December 31, 2012 to $129.1 million in the six months ended December 31, 2013, primarily attributable to an increase in payroll and benefits expenses and other operating expenses. Included in operating expenses during the six months ended December 31, 2013 are certain lease payments under our lease agreement at Winter Park of $0.5 million. Under our New Credit Agreement, we add back such lease payments to Adjusted EBITDA. Offsetting the increase in Mountain operating expenses was a $4.0 million increase in Mountain revenue and $0.7 million increase in our pro rata share of EBITDA for our equity method investment in Blue Mountain, which increased from income of $0.2 million in the six months ended December 31, 2012 to income of $0.9 million in the six months ended December 31, 2013.

Adventure

	Six Months Ended December 31,
	2012	2013	Change	% Change
	(dollars in thousands)
Adventure revenue	$42,126	$34,154	$(7,972)	-18.9%
Adventure Adjusted EBITDA	$1,117	$573	$(544)	-48.7%

Adventure revenue. Adventure revenue decreased $8.0 million, or 18.9%, from $42.1 million in the six months ended December 31, 2012 to $34.2 million in the six months ended December 31, 2013. The decrease in Adventure revenue was primarily due to a $7.6 million decrease in ancillary services, from $33.1 million in the six months ended December 31, 2012 to $25.5 million in the six months ended December 31, 2013. The decrease in ancillary services was primarily attributable to a decrease in fire suppression activities and lower revenue from our MRO operations. CMH revenue decreased $0.4 million, from $9.0 million in the six months ended December 31, 2012 to $8.6 million in the six months ended December 31, 2013.

Adventure Adjusted EBITDA. Adventure Adjusted EBITDA decreased $0.5 million, or 48.7%, from $1.1 million in the six months ended December 31, 2012 to $0.6 million in the six months ended December 31, 2013. The decrease in Adventure Adjusted EBITDA was related to an $8.0 million decrease in Adventure revenue, partially offset by a $6.6 million decrease in Adventure operating expenses, from $41.0 million in the six months ended December 31, 2012 to $34.4 million in the six months ended December 31, 2013, primarily attributable to lower variable expenses associated with reduced firefighting activities and lower maintenance expense. Additionally Adventure Adjusted EBITDA decreased due to the removal of a loss of $0.8 million of Adjusted EBITDA in the six months ended December 31, 2013 attributable to noncontrolling interest in Alpine Helicopters Inc. as a result of the restructuring of those operations in January 2013.

Real Estate

	Six Months Ended December 31,
	2012	2013	Change	% Change
	(dollars in thousands)
Real Estate revenue	$32,292	$27,172	$(5,120)	-15.9%
Real Estate Adjusted EBITDA	$6,870	$3,141	$(3,729)	-54.3%

Real Estate revenue. Real Estate revenue decreased $5.1 million, or 15.9%, from $32.3 million in the six months ended December 31, 2012 to $27.2 million in the six months ended December 31, 2013. The decrease was primarily related to a $3.2 million decrease in Playground revenue primarily resulting from the acceleration of sales commissions received on the exit of our brokerage engagement at Honua Kai Resort and Spa in December 2012. Additionally, IRCG revenue decreased $1.0 million due to lower IRCG points sales and unfavorable foreign currency fluctuations.

Real Estate Adjusted EBITDA. Real Estate Adjusted EBITDA decreased $3.7 million, or 54.3%, from $6.9 million in the six months ended December 31, 2012 to $3.1 million in the six months ended December 31, 2013. The decrease was attributable to a $5.1 million decrease in Real Estate revenue, partially offset by a $1.0 million decrease in real estate operating expenses, from $28.6 million in the six months ended December 31, 2012 to $27.6 million in the six months ended December 31, 2013, and by a $0.3 million increase in our pro rata share of EBITDA for our equity method investment in MHM, which increased from loss of $0.1 million in the six months ended December 31, 2012 to income of $0.2 million in the six months ended December 31, 2013. The decrease in real estate operating expenses was primarily due to lower IRCG sales volume.

Non-GAAP Financial Measures

We use Adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is a supplemental non-GAAP financial measure.

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. Adjusted EBITDA assists us in comparing our performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. The compensation committee of our board of directors will determine the annual variable compensation for certain members of our management team based, in part, on Adjusted EBITDA.

Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA as a supplemental measure.

We remove the following items from net loss attributable to the Company to get to Adjusted EBITDA:

•	interest expense, net;
•	income tax expense or benefit;
•	depreciation and amortization;
•	impairments of goodwill, real estate and long-lived assets;
•	gains and losses on disposal of assets;
•	earnings and losses from equity method investments;
•	gains and losses on disposal of equity method investments;
•	gains and losses on extinguishment of debt;
•	other income (expense), net;
•	discontinued operations, net of tax;
•	Legacy and other non-core expenses, net; and
•	other operating expenses, which include restructuring charges and associated severance expenses, non-cash compensation and other items, including gains, losses, fees, revenue and expenses of transactions which management believes are not representative of the underlying performance of our ongoing operations.

For purposes of calculating Adjusted EBITDA, we also add to net loss attributable to the Company our pro rata share of Adjusted EBITDA related to equity method investments included within our reportable segments, which include Blue Mountain (Mountain), Chateau M.T. Inc. (Real Estate) and Mammoth Hospitality Management, LLC (Real Estate). We believe the Adjusted EBITDA from these investments is representative of the underlying performance of our ongoing operations. Our pro rata share of Adjusted EBITDA is calculated based on our economic ownership percentage of the applicable equity method investee.

Finally, in calculating Adjusted EBITDA, we adjust net loss attributable to the Company to include net income and losses attributable to noncontrolling interests within our reportable segments, and then remove Adjusted EBITDA attributable to the noncontrolling interest so that only our share of Adjusted EBITDA is captured within Adjusted EBIDTA. Alpine Helicopters (Adventure) was the only consolidated entity within our reportable segments with a noncontrolling interest during the periods presented. All revenue and expenses of noncontrolling interests not within our reportable segments are removed from net loss attributable to the Company to derive Adjusted EBITDA.

The following table reconciles from total segment Adjusted EBITDA to net loss attributable to the Company for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
	(in thousands)
Total segment Adjusted EBITDA(a)	$(1)	$1,675	$(10,367)	$(15,282)
Legacy and other non-core expenses, net	(2,905)	(698)	(11,774)	(4,234)
Other operating expenses	(750)	(1,981)	(1,204)	(3,508)
Depreciation and amortization	(15,007)	(13,998)	(29,660)	(27,143)
Gain (loss) on disposal of assets	214	(23)	(996)	213
Impairment of real estate	—	—	(62)	(633)
Interest income	437	956	918	1,405
Interest expense on third party debt	(31,427)	(15,160)	(66,433)	(31,624)
Interest expense on notes payable to partners	(58,197)	(52,753)	(113,568)	(119,858)
Loss from equity method investments	(10,842)	(1,952)	(10,933)	(3,543)
Pro rata share of EBITDA related to equity method investments	30	(1,016)	(1,109)	(2,083)
Gain on disposal of equity method investments	18,923	—	18,923	—
Adjusted EBITDA attributable to noncontrolling interest	—	(1,466)	—	(831)
Loss on extinguishment of debt	(11,152)	(35,480)	(11,152)	(35,480)
Other income (expense), net	696	(715)	1,098	(887)
Income tax benefit (expense)	630	404	(342)	(297)
Loss attributable to noncontrolling interest	374	1,090	408	654
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(108,977)	$(121,117)	$(236,253)	$(243,131)

(a)	Total segment Adjusted EBITDA equals Adjusted EBITDA. For additional discussion of Adjusted EBITDA see Part I—Item 1, Financial Statements (unaudited), Note 12, “Segment Information” to the condensed consolidated financial statements of the Company.

Liquidity and Capital Resources

Overview

Our primary goal as it relates to liquidity and capital resources is to attain and retain the optimal level of debt and cash to maintain and fund expansions, replacement projects and other capital investments and to ensure that we are poised for external growth in our industries. Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, capital expenditures and servicing our debt.

Due to the seasonality of our business, there are significant fluctuations in our cash and liquidity throughout the year. Our cash balances are typically at their highest at the end of our third fiscal quarter, following the ski season, and at their lowest toward the middle of our second fiscal quarter, before the start of the ski season.

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $36.8 million and $32.4 million of cash from operating activities during the six months ended December 31, 2012 and 2013, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter generating the highest cash flows due to the seasonality of our business.

As part of the refinancing on December 9, 2013, we entered into the New Credit Agreement, which provided for a $540.0 million Term Loan, a $55.0 million New LC Facility, and a $25.0 million New Revolver as described in Part I- Item 1, Financial Statements (unaudited), Note 6, “Long-Term Debt and Note Payable to Affiliates”. The borrowings under the Term Loan, together with cash on hand and $48.3 million contributed to us by Fortress, were used to refinance and extinguish the existing debt under the FY13 Lien Loans.

As of December 31, 2013, we have available capacity of $5.1 million under the New LC Facility and $25.0 million under the New Revolver. The New Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the covenants of the New Credit Agreement as of December 31, 2013.

On February 5, 2014, we completed our IPO and sold 3,125,000 shares of common stock at an offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $29.0 million. We intend to use such proceeds for working capital and other general corporate purposes, which may include potential investments in, and acquisitions of, ski and adventure travel businesses and assets.

We generated cash flows of $117.9 million during the six months ended December 31, 2012 primarily from the sale of our investment in Whistler Holdings. We also generated cash flows of $0.8 million and $0.1 million during the six months ended December 31, 2012 and 2013, respectively, from the sale of legacy real estate assets. Going forward, we do not expect to generate significant cash flows from non-core asset sales, as we have divested substantially all of our non-core real estate assets.

We expect that our liquidity needs for at least the next twelve months will be met by continued utilization of operating cash flows (primarily those generated in our third fiscal quarter), proceeds from our recent IPO, and borrowings under the FY14 Loans, if needed.

Our cash and cash equivalents balance as of December 31, 2013 was $42.0 million.

Significant Uses of Cash

Our current cash requirements include providing for our working capital requirements, capital expenditures and servicing our debt.

We make capital expenditures to maintain the quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are non-discretionary, including snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make capital expenditures that are discretionary in nature that are intended to improve our level of service or increase the scale of our operations. Capital expenditures were $21.2 million and $32.9 million for the six months ended December 31, 2012 and 2013, respectively, or 11.5% and 18.0% of total revenue for the respective periods. The increase in capital expenditures in the six months ended December 31, 2013 was attributable to several growth capital projects undertaken during the fiscal quarters.

We paid principal, interest and fees to our lenders of $756.2 million and $603.9 million for the six months ended December 31, 2012 and 2013, respectively, as part of the refinancing of our senior debt facilities. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020. Total debt decreased $1.4 billion from June 30, 2013 to December 31, 2013 as a result of the Restructuring.

Our debt service requirements can be impacted by changing interest rates as we had $540.0 million of variable rate debt outstanding as of December 31, 2013. As of December 31, 2013, LIBOR was 0.25%. As our variable rate borrowings have a LIBOR floor of 1%, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.4 million. A decrease in LIBOR would not impact our annual interest payments due to the LIBOR floor.

Cash Flows for the Six Months ended December 31, 2012 and 2013

The table below sets forth for the periods indicated our net cash flow from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Six Months Ended December 31,
	2012	2013	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$36,752	$32,424	$(4,328)
Investing activities	97,427	(33,336)	(130,763)
Financing activities	(125,443)	(16,126)	109,317
Effect of exchange rate on cash	565	(723)	(1,288)
Net increase (decrease) in cash and cash equivalents	$9,301	$(17,761)	$(27,062)

Operating Activities

The $4.3 million decrease in cash provided by operating activities was primarily related to the $4.9 million decrease in total segment Adjusted EBITDA as well as timing of cash flows related to the change in working capital.

Investing Activities

The $130.8 million decrease in cash provided by investing activities was primarily related to the sale of our investment in Whistler Holdings, which occurred in December 2012 and higher capital expenditures associated with new revenue producing projects at our resorts in the current fiscal year period.

Financing Activities

The $109.3 million decrease in cash used in financing activities was primarily related to lower principal repayments of debt in the current period versus the prior period.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

 Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Prospectus other than those discussed in Part 1 - Item 1 Financial Statements (unaudited), Note 6, “Long-Term Debt and Notes Payable to Affiliates”.

 Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates from the basis of judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.

 Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part I- Item 1, Financial Statements (unaudited), Note 2, “Significant Accounting Policies”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At December 31, 2013, we had $540.0 million of variable rate indebtedness, representing approximately 95% of our total debt outstanding, at an average interest rate for the three months ended December 31, 2013 of approximately 8%. As of December 31, 2013, LIBOR was 0.25%. As our variable-rate borrowings have a LIBOR floor of 1.0%, a 100 basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.4 million. A decrease in LIBOR would not impact our annual interest payments due to the LIBOR floor. Our market risk exposure fluctuates based on changes in underlying interest rates.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar or any of the other foreign currencies in which we receive revenue against the U.S. dollar will reduce our reported revenue and expenses from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue and expenses from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 47% and 46% for the six months ended December 31, 2012 and 2013. Total Canadian dollar denominated operating expenses comprised approximately 41% and 42% of our operating expenses for the six months ended December 31, 2012 and 2013. Based upon our ownership in international subsidiaries as of December 31, 2013, holding everything else constant, a 10% unfavorable change in the foreign currency exchange rates would decrease our reported revenue and expenses by approximately $7.7 million and $7.9 million, respectively. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), other than those described below, during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Other Internal Control Matters

In connection with the audit of the financial statements of the Partnership for the fiscal year ended June 30, 2013, in preparation for our IPO, our auditors noted several significant deficiencies in our controls that when aggregated management believes constitute a material weakness in internal control over financial reporting.  For additional information, see the risk factor, which is incorporated herein by reference, entitled: If we are unable to successfully remediate material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock under the caption “Risk Factors” in our Prospectus. With the oversight of senior management, we have begun taking steps and will take additional measures to remediate the underlying causes of the material weakness.

Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various lawsuits and claims arising in the ordinary course of business and arising from our legacy real estate development. These lawsuits and claims may include, among other things, claims or litigation relating to personal injury and wrongful death, allegations of violations of laws and regulations relating to our real estate activities and labor and employment, intellectual property and environmental matters and commercial contract disputes. We operate in multiple jurisdictions and, as a result, a claim in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions.

By the nature of the activities at our mountain resorts and CMH, we are exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of our trails, lifts, helicopters and facilities. As a result, we are, from time to time, subject to various lawsuits and claims related to injuries occurring at our properties.

In addition, our pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims being filed against us by owners and prospective purchasers of residences in our real estate developments. In some instances, we have been named as a defendant in lawsuits alleging construction defects at certain of our existing developments. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws that require providing purchasers with disclosures mandated under the Interstate Land Sales Act and similar state laws.

We believe that we have adequate insurance coverage or have accrued for loss contingencies for all material matters in which we believe a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims against us cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows. However, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may affect our reputation, even if resolved in our favor.

ITEM 1A. RISK FACTORS

All of the Risk Factors contained in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 31, 2014, are incorporated herein by reference and filed herewith as Exhibit 99.1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2013, we consummated a restructuring transaction pursuant to which we issued an aggregate of 42,999,900 shares of common stock (or 41,881,903 shares after giving effect to a 0.974-for-1 reverse stock split effected on January 21, 2014) to Fortress and we were released as an obligor with respect to all of our debt owed to affiliates (approximately $1.4 billion). These transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On January 30, 2014, we approved the grant to our non-employee directors of 25,000 shares of restricted stock and approved the grant to our officers and employees of an aggregate of 833,339 restricted stock units to be settled in shares of our common stock or cash, at our election. All of such securities were issued pursuant to our 2014 Omnibus Incentive Plan. The sales of these securities were exempt from registration under the Securities Act, in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

On February 5, 2014, we completed our IPO of 3,125,000 shares of our common stock at $12.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the SEC on January 30, 2014. Fortress sold an additional 14,843,750 shares of our common stock, including 2,343,750 shares sold upon exercise of an option granted to the underwriters. The common stock is listed on the New York Stock Exchange under the symbol “SNOW.” We generated net proceeds of approximately $29.0 million related to our sale of 3,125,000 shares of our common stock, after deducting underwriting discounts, commissions and offering expenses. We deposited the proceeds from the IPO into a demand deposit account with a U.S. financial institution. We did not receive any proceeds from the sale of our common stock by Fortress. There is no material change in the planned use of proceeds from our IPO as described in our Prospectus.

Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Bank of America Merrill Lynch acted as joint book-running managers and representatives of the underwriters in the offering. JMP Securities LLC, KeyBanc Capital Markets and Stephens Inc. acted as co-managers in the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or furnished are set forth in the Exhibit Index at end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrawest Resorts Holdings, Inc.

Date: March 17, 2014	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Authorized Signatory

Date: March 17, 2014	By:	/s/ Juan C. Perez
Juan C. Perez
Senior Vice President and Corporate Controller
Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Form of Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Form of Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Stockholders Agreement	S-1/A	10.1	January 10, 2014
10.2	Form of Intrawest Resorts Holdings, Inc. 2014 Omnibus Incentive Plan	S-1/A	10.20	January 21, 2014
10.3	Separation Agreement, dated October 1, 2013, between Intrawest U.S. Holdings Inc. and Dallas E. Lucas	S-1/A	10.21	December 16, 2013
10.4	Credit Agreement, dated December 9, 2013, among Intrawest Operations Group Holdings, LLC, Intrawest Operations Group, LLC, the lenders party thereto, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partner, LLC, as administrative agent	S-1/A	10.22	December 16, 2013
10.5	Form of Restricted Stock Unit Agreement (Other Executive Officers)	S-1/A	10.32	January 21, 2014
10.6	Form of Restricted Stock Agreement (Directors)	S-1/A	10.33	January 21, 2014
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350)					X
99.1	Risk Factors				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

