Form 10-Q
period 2014-03-31
Intrawest Resorts Holdings, Inc.
filed 2014-05-13
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
Commission File Number: 001-36286

Intrawest Resorts Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3681098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1621 18th Street, Suite 300 Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

(303) 749-8200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 13, 2014, 45,032,000 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including: weakness in general economic conditions; lack of adequate snowfall and unfavorable weather conditions; adverse events that occur during our peak operating periods; increased competition; regulatory risks; our operational reliance on major equipment; risks associated with our acquisition strategy; Steamboat Ski & Resort’s dependence on subsidized direct air service; risks related to information technology; our potential failure to maintain the integrity of our customer or employee data; currency risks; adverse consequences of current or future legal claims; loss of key personnel; our ability to monetize real estate assets; a partial or complete loss of Alpine Helicopters Inc’s services; the effects of climate change; our ability to successfully remediate the material weakness in our internal control over financial reporting; risks associated with Fortress’s (as defined below) ownership of a majority of our outstanding common stock and other risks described in Part II - Item 1, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except unit and share data)
(Unaudited)

	Fiscal Year End June 30, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$59,775	$101,881
Restricted cash	13,685	14,581
Receivables, net of allowances of $8,333 and $8,796	38,298	35,631
Inventories	29,151	34,527
Prepaid expenses and other assets	20,838	26,703
Total current assets	161,747	213,323
Receivables, net of allowances of $6,264 and $5,806	37,779	35,117
Amounts due from related parties	6,262	—
Property, plant and equipment, net of accumulated depreciation of $347,364 and $371,011	475,856	487,669
Real estate held for development	164,916	150,288
Deferred charges and other	28,584	21,353
Equity method investments	86,344	87,695
Intangible assets, net	65,503	59,154
Goodwill	94,609	94,609
Total assets	$1,121,600	$1,149,208
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$62,196	$73,366
Deferred revenue and deposits	52,110	41,145
Long-term debt due within one year	8,201	10,565
Total current liabilities	122,507	125,076
Deferred revenue and deposits	22,115	19,665
Long-term debt	580,662	566,672
Notes payable to affiliates	1,358,695	—
Other long-term liabilities	56,367	51,689
Total liabilities	2,140,346	763,102
Commitments and contingencies (Note 12)

Partners' deficit:
Partnership units, unlimited number authorized
General partner: 0 units outstanding at June 30, 2013	—	—
Limited partners: 1,352,253 units outstanding at June 30, 2013	(1,166,797)	—
Stockholders' equity:
Preferred stock, $0.01 par value; 300,000,000 shares authorized; 0 issued and outstanding at March 31, 2014	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 45,007,000 shares issued and outstanding at March 31, 2014	—	450
Additional paid-in capital	—	2,893,323
Retained deficit	—	(2,696,840)
Accumulated other comprehensive income	148,805	189,001
Total partners' (deficit)/ stockholders' equity	(1,017,992)	385,934
Noncontrolling interest	(754)	172
Total (deficit) equity	(1,018,746)	386,106
Total liabilities and equity	$1,121,600	$1,149,208

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenue	$281,796	$287,216	$465,260	$469,883
Operating expenses	161,355	158,469	371,572	369,391
Depreciation and amortization	14,567	15,122	44,227	42,265
(Gain) loss on disposal of assets	3,065	212	4,061	(1)
Impairment of real estate	—	—	62	633
Income from operations	102,809	113,413	45,338	57,595
Interest income	1,687	897	4,904	4,619
Interest expense on third party debt	(16,101)	(10,876)	(82,534)	(42,500)
Interest expense on notes payable to affiliates	(58,941)	—	(172,509)	(119,858)
Earnings (loss) from equity method investments	8,117	6,670	(2,816)	3,127
Gain on disposal of equity method investments	—	—	18,923	—
Loss on extinguishment of debt	—	—	(11,152)	(35,480)
Other income (expense), net	339	373	1,437	(514)
Income (loss) before income taxes	37,910	110,477	(198,409)	(133,011)
Income tax (benefit) expense	(24,950)	77	(24,608)	374
Net income (loss)	62,860	110,400	(173,801)	(133,385)
Income attributable to noncontrolling interest	(730)	(1,514)	(322)	(860)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$62,130	$108,886	$(174,123)	$(134,245)
Weighted average shares of common stock outstanding:
Basic	41,882,000	43,791,722	41,882,000	42,509,281
Diluted	41,882,000	43,896,000	41,882,000	42,509,281
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$1.48	$2.49	$(4.16)	$(3.16)
Diluted	$1.48	$2.48	$(4.16)	$(3.16)

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Net income (loss)	$62,860	$110,400	$(173,801)	$(133,385)
Foreign currency translation adjustments	(8,359)	(12,751)	5,176	(15,498)
Realized portion on cash flow hedge (net of tax of $0)	1,105	834	3,207	3,517
Actuarial loss on pensions (net of tax of $0)	(241)	(142)	(382)	(427)
Comprehensive income (loss)	55,365	98,341	(165,800)	(145,793)
Comprehensive loss attributable to noncontrolling interest	(739)	(1,563)	(330)	(926)
Comprehensive income (loss) attributable to Intrawest Resorts Holdings, Inc.	$54,626	$96,778	$(166,130)	$(146,719)

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands)
(Unaudited)

	Partnership		Intrawest Resorts Holdings, Inc.				Accumulated Other Comprehensive Income
	General Partner	Limited Partners	Common Stock		Additional Paid-in Capital	Retained Deficit		Noncontrolling Interest
			Shares	Amount					Total
Balance, June 30, 2012	$—	$(877,879)	—	$—	$—	$—	$153,598	$—	$(724,281)
Net loss	—	(174,123)	—					322	(173,801)
Contribution from affiliates	—	2,667	—	—	—	—	—	—	2,667
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	5,168	8	5,176
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	3,207	—	3,207
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(382)	—	(382)
Unit-based compensation	—	317	—	—	—	—	—	—	317
Cash settlement of unit-based compensation	—	(1)	—	—	—	—	—	—	(1)
Balance, March 31, 2013	$—	$(1,049,019)	—	$—	$—	$—	$161,591	$330	$(887,098)

Balance, June 30, 2013	$—	$(1,166,797)	—	$—	$—	$—	$148,805	$(754)	$(1,018,746)
Net loss attributable from July 1, 2013 through December 8, 2013	—	(224,288)	—	—	—	—		(577)	(224,865)
Contribution from affiliates	—	1,675	—	—	—	—	—	—	1,675
Restructuring transactions on December 9, 2013 (Note 1)	—	1,389,410	41,882	419	2,864,320	(2,786,883)	52,670	—	1,519,936
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs of $9,020	—	—	3,125	31	28,449	—	—	—	28,480
Net income attributable from December 9, 2013 through March 31, 2014	—	—	—	—	—	90,043	—	1,437	91,480
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(15,564)	66	(15,498)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	3,517	—	3,517
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(427)	—	(427)
Share-based compensation	—	—			554	—	—	—	554
Balance, March 31, 2014	$—	$—	45,007	$450	$2,893,323	$(2,696,840)	$189,001	$172	$386,106

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2014
Cash provided by (used in):
Operating activities:
Net loss	$(173,801)	$(133,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,227	42,265
Loss (earnings) from equity method investments	2,816	(3,127)
Distributions of earnings from equity method investments	5,997	1,381
Benefit for deferred income taxes	(26,168)	—
Provision for doubtful accounts	1,909	2,499
Loss on extinguishment of debt	11,152	35,480
Amortization of deferred financing costs	3,809	2,780
Realized portion on cash flow hedge	3,207	3,517
Amortization of facility fee and discount	21,575	1,878
Share-based compensation	—	554
(Gain) loss on disposal of equity method investments and assets	(19,593)	116
Accrued interest on notes payable to affiliates	172,509	119,858
Other items, net	(222)	375
Changes in assets and liabilities:
Restricted cash	(4,402)	(922)
Receivables	1,192	789
Inventories	2,596	(6,186)
Prepaid expenses and other assets	(1,354)	(4,154)
Real estate held for development	2,618	11,675
Accounts payable and accrued liabilities	32,352	12,115
Deferred revenue and deposits	(4,829)	(10,904)
Net cash provided by operating activities	75,590	76,604
Investing activities:
Capital expenditures	(21,427)	(36,929)
Purchase of land for development	—	(2,941)
Contributions to equity method investments	(259)	(2,733)
Proceeds from the sale of equity method investments	117,868	—
Proceeds from the sale of assets	843	173
Net cash provided by (used in) investing activities	97,025	(42,430)

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2014
Financing activities:
Proceeds from issuance of long-term debt	565,132	534,600
Proceeds from restricted cash	60,656	—
Repayments of bank and other borrowings	(742,321)	(585,766)
Net proceeds from initial public offering	—	28,480
Financing costs paid	(21,717)	(17,985)
Contributions from affiliates	2,667	49,984
Net cash (used in) provided by financing activities	(135,583)	9,313
Effect of exchange rate changes on cash	115	(1,381)
Increase in cash and cash equivalents	37,147	42,106
Cash and cash equivalents, beginning of period	46,908	59,775
Cash and cash equivalents, end of period	$84,055	$101,881
Supplemental information:
Cash paid for interest	$39,358	$31,247
Non-cash investing and financing activities
Property, plant and equipment financed by capital lease obligations	$—	$19,565
Exchange of Tranche B Term Loans and Affiliate Loans for equity	$—	$1,471,627

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Earnings (Loss) Per Share

Note 4 - Supplementary Balance Sheet Information

Note 5 - Intangible Assets

Note 6 - Notes Receivable

Note 7 - Long-Term Debt and Notes Payable to Affiliates

Note 8 - Fair Value of Measurements

Note 9 - Accumulated Other Comprehensive Income

Note 10 - Share-Based Compensation

Note 11 - Income Taxes

Note 12 - Commitments and Contingencies

Note 13 - Pension Plans

Note 14 - Related Party Transactions

Note 15 - Segment Information

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
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

Unless the context suggests otherwise, references in the condensed consolidated financial statements to the “Company”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the restructuring transactions described below under “Restructuring” and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions described below under “Restructuring”.

Business Operations

The Company conducts business through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes our mountain resorts and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and a 50% interest in Blue Mountain Ski Resort (“Blue Mountain”) in Ontario. The Mountain segment derives revenue mainly from sales of lift pass products, lodging management, ski school services, retail and rental merchandise, food and beverage, and other ancillary services. The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides heli-skiing, mountaineering and hiking at 11 lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of Bell helicopters that are also used in the off-season for fire suppression in the United States and Canada and other commercial uses. The Company’s subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties. The Real Estate segment is comprised of and derives revenue from Intrawest Resort Club Group (“IRCG”), a vacation club business, Intrawest Hospitality Management (“IHM”), which manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business. The Real Estate segment is also comprised of ongoing real estate development activities, and includes costs associated with these activities, including planning activities and land carrying costs. The Company’s business is seasonal in nature generating the highest revenue in the third fiscal quarter.

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest Canada”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $0.7 billion of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split) and subsequently canceled. The Company's subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates (the “Third Lien Loan”),

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring.” The condensed consolidated statements of operations include interest expense related to the Third Lien Loan of $36.2 million and $24.4 million for the nine month periods ended March 31, 2013 and 2014, respectively.

The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of entities managed or controlled by Fortress Investment Group, LLC, (collectively, “Fortress”). Intrawest Resorts Holdings, Inc. had no operations prior to the Restructuring. After the Restructuring, the Company continued to be indirectly wholly-owned by Fortress and is the parent holding company of the businesses conducted by Intrawest U.S. and Intrawest Canada and their respective subsidiaries. Due to the entities being under common control, the assets, liabilities and equity contributed to the Company were recorded at their historical carrying values on the condensed consolidated balance sheet. The condensed consolidated statements of operations include the historical results of the Partnership combined with the results of the Company since the Restructuring. The condensed consolidated statements of equity include $2.8 billion of accumulated net losses attributable to the partners, converted to and reflected as an accumulated retained deficit of the Company, and the historical contributed capital from partners of $1.4 billion, combined with the debt to equity conversion from the Restructuring, converted to and reflected as additional paid-in capital (“APIC”). The condensed consolidated statements of cash flows reflect the activity of the historical Partnership balances combined with those of the Company since the Restructuring. The European operations of the Partnership were not contributed to the Company in connection with the Restructuring. As a result, the condensed consolidated balance sheet as of March 31, 2014 reflects the removal of approximately $4.1 million in total assets. In addition, the condensed consolidated balance sheet as of March 31, 2014 reflects an additional $1.5 billion of APIC related to the conversion of the $1.1 billion of affiliate debt and the removal of the principal balance and accrued and unpaid interest of the Third Lien Loan.

The Company’s income tax net operating loss carryforwards were reduced due to the Restructuring. As of June 30, 2013, the Company had net operating loss carryforwards of approximately $4.0 billion, which included $2.1 billion pertaining to the European operations. Due to the Restructuring, the net operating loss carryforwards pertaining to the European operations are no longer part of the Company’s net operating loss carryforward balance. Additionally, the Restructuring resulted in cancellation of indebtedness income in the United States and Canada. In accordance with the applicable tax rules in each jurisdiction, the Company’s net operating loss carryforwards have been reduced by approximately $0.5 billion. The Company believes uncertainty exists with respect to the future realization of the remaining net operating loss carryforwards and continues to provide a full valuation allowance. As of March 31, 2014, the Company had estimated remaining net operating loss carryforwards of approximately $1.4 billion.

Following the completion of the Restructuring, Fortress indirectly owned 100% of the voting and economic equity interests of the Company.

Refinancing

In conjunction with the Restructuring on December 9, 2013, one of the Company’s subsidiaries, as borrower, entered into a new credit agreement (the “New Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan”), a $25.0 million senior secured first-lien revolving loan facility (the “New Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “New LC Facility”, together with the Term Loan and New Revolver, collectively referred to herein as the “FY14 Loans”).

The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress, were used to refinance and extinguish the existing debt under the First Lien Credit Agreement dated December 4, 2012 (the “FY13 First Lien Loans”) and the Second Lien Credit Agreement, also dated December 4, 2012 (the “FY13 Second Lien Loans”, together with the FY13 First Lien Loans, collectively referred to herein as

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

the “FY13 Lien Loans”). The refinancing has been accounted for as an extinguishment of debt resulting in a pre-tax loss of $35.5 million during the nine months ended March 31, 2014. For a description of the New Credit Agreement see Note 7, “Long Term Debt and Notes Payable to Affiliates”.

Reverse Stock Split

On January 21, 2014, the Company effected a 0.974-for-1 reverse stock split with no change in par value. This transaction was treated as a stock split for accounting purposes and all share and per share data is presented as if the reverse stock split occurred at the beginning of all periods presented.

Basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended March 31, 2013 and 2014 were computed using the number of shares outstanding after giving effect to the Restructuring and the 0.974-for-1 reverse stock split.

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

The Company received net proceeds of $28.5 million, after deducting $2.4 million of underwriting discounts and commissions and $6.6 million of offering expenses payable by the Company. The Company intends to use such proceeds for working capital and other general corporate purposes, which may include potential investments in, and acquisitions of, ski and adventure travel businesses and assets.

Following the completion of the IPO, Fortress beneficially owns 60.1% of the voting and economic equity interests of the Company.

2.    Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 31, 2014 (the “Prospectus”). The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe the disclosures made herein are adequate to prevent the information presented from being misleading. The Company’s fiscal year end is June 30.

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

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

In January 2013, the Canadian helicopter business was reorganized and Alpine Helicopters Inc. (“Alpine Helicopters”) was formed in which the Company owns a 20% equity interest. Alpine Helicopters employs all the pilots that fly the helicopters in the CMH land tenures. Alpine Helicopters leases 100% of its helicopters from Intrawest Canada, a consolidated subsidiary, creating economic dependence thus giving Intrawest Canada a variable interest in Alpine Helicopters. Alpine Helicopters is a variable interest entity for which the Company is the primary beneficiary and is consolidated in these financial statements. The remaining 80% equity interest is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest on the condensed consolidated financial statements. As of March 31, 2014, Alpine Helicopters had total assets of $9.5 million and total liabilities of $6.5 million.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary to present fairly the Company’s financial position, the results of operations and comprehensive income, and cash flows for the interim periods presented. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations. Certain previously reported amounts have been reclassified to conform to the current period financial statement presentation.

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

As of June 30, 2013 and March 31, 2014, the Company had no significant outstanding derivative instruments. Prior to October 2008, the Company had outstanding interest rate swaps that were accounted for as cash flow hedges. The outstanding swap contracts were terminated on October 11, 2008, and the deferred loss previously recorded in accumulated other comprehensive income (loss) (“AOCI”) is being recognized in earnings during the period that the hedge covered, which ends on March 31, 2017. Approximately $2.3 million of deferred losses related to the terminated interest rate swaps will be amortized from AOCI into interest expense in the next twelve months.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of regulatory insurance limits. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and small transactions associated with the Company’s consumer and retail operations and the wide variety of customers and markets in which the Company transacts business. Where the Company provides financing, the Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

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

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

Foreign Currency Translation

The condensed consolidated financial statements are presented in United States dollars (“USD”). The Company’s Canadian subsidiaries generally have Canadian dollar (“CAD”) functional currency.

The accounts of entities where the USD is not the functional currency are translated into USD using the exchange rate in effect at the balance sheet date for asset and liability amounts and at the monthly average rate in effect for the period for amounts included in the determination of income. Cumulative unrealized gains or losses arising from the translation of the financial position of these subsidiaries into USD are included in the condensed consolidated statements of equity as a component of AOCI.

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

Share-Based Compensation

On January 30, 2014, the Company’s Compensation Committee of the Board of Directors approved the terms of the 2014 Omnibus Incentive Plan (the “Plan”), which allows it to grant share-based compensation awards in a variety of forms such as options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards and cash awards as part of the Company’s long-term incentive compensation plan.

Awards granted under the Plan generally vest based on a service condition as defined in each award. Unless otherwise determined or evidenced in an award agreement, in the event that (i) a change in control occurs, as defined in the Plan, and (ii) a participant’s employment or service is terminated without cause within twelve months following the change in control, then (a) any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable, and (b) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award will lapse and such unvested awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved.

Compensation expense is measured based on the fair value of the award on the date of grant, net of estimated forfeitures, and is recognized as expense on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide information about the amounts reclassified out of AOCI by component. Specifically, the ASU requires the Company to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety,

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

the Company would instead cross- reference to the related note for additional information. The guidance included in ASU 2013-02 was effective for the Company beginning July 1, 2013 and was applied prospectively. The adoption of this authoritative guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations as well as certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements and disclosures.

3.    Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities include unvested restricted common stock and restricted stock units, the dilutive effect of which is calculated using the treasury stock method.

The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Basic EPS
Net income (loss)	$62,130	$108,886	$(174,123)	$(134,245)
Weighted average common shares outstanding	41,882	43,792	41,882	42,509
Basic EPS	$1.48	$2.49	$(4.16)	$(3.16)

Diluted EPS
Net income (loss)	$62,130	$108,886	$(174,123)	$(134,245)
Weighted average common shares outstanding	41,882	43,792	41,882	42,509
Dilutive effect of stock awards	—	104	—	—
Weighted average dilutive shares outstanding	41,882	43,896	41,882	42,509
Diluted EPS	$1.48	$2.48	$(4.16)	$(3.16)

The Company excluded 0.1 million anti-dilutive securities from the calculation of diluted net loss per share for the nine months ended March 31, 2014.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

4.    Supplementary Balance Sheet Information

Receivables

Receivables as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	March 31, 2014
Receivables – current:
Trade receivables	$14,522	$17,111
Loans, mortgages and notes receivable	10,467	10,766
Other amounts receivable	21,642	16,550
Allowance for doubtful accounts	(8,333)	(8,796)
	$38,298	$35,631

Deferred charges and other

Deferred charges and other as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	March 31, 2014
Long-term deferred financing costs, net	$22,124	$17,892
Other long-term assets	6,460	3,461
	$28,584	$21,353

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	March 31, 2014
Trade payables	$53,390	$66,296
Other payables and accrued liabilities	8,806	7,070
	$62,196	$73,366

Deferred revenue and deposits

Deferred revenue and deposits as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	March 31, 2014
Deferred revenue and deposits – current:
Season pass and other	$31,262	$18,931
Lodging and tour deposits	12,147	13,232
Deposits on real estate sales	8,701	8,982
	$52,110	$41,145
	Fiscal Year End June 30, 2013	March 31, 2014
Deferred revenue and deposits – long term:
Government grants	$12,814	$11,340
Club initiation deposits and other	9,301	8,325
	$22,115	$19,665

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

Other long-term liabilities

Other long-term liabilities as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	Fiscal Year End June 30, 2013	March 31, 2014
Other long-term liabilities:
Pension liability	$34,456	$34,105
Other long-term liabilities	21,911	17,584
	$56,367	$51,689

5.    Intangible Assets

Finite-lived intangible assets as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	Cost	Accumulated amortization	Net book value
Fiscal Year End June 30, 2013
Permits and licenses	$15,747	$4,222	$11,525
Trademarks and trade names	75,217	24,302	50,915
Customer relationships	17,105	14,129	2,976
Other	8,999	8,912	87
	$117,068	$51,565	$65,503
	Cost	Accumulated amortization	Net book value
March 31, 2014
Permits and licenses	$14,982	$4,454	$10,528
Trademarks and trade names	73,901	26,656	47,245
Customer relationships	16,422	15,098	1,324
Other	10,038	9,981	57
	$115,343	$56,189	$59,154

6.    Notes Receivable

IRCG, the Company’s vacation club business, allows deferred payment terms that exceed one year for customers purchasing vacation points. A note receivable exists when all contract documentation has been executed. Notes receivable primarily consist of nonrecourse installment loans. The Company performs a credit review of its notes receivable individually each reporting period to determine if an allowance for credit losses is required. As of June 30, 2013 and March 31, 2014, notes receivable were $42.1 million and $41.0 million, respectively, and are included in current receivables and long-term receivables on the condensed consolidated balance sheets. As of June 30, 2013 and March 31, 2014, the allowance for credit losses on the notes receivable was $3.4 million and $3.0 million, respectively.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

7.    Long-Term Debt and Notes Payable to Affiliates

Long-term debt as of June 30, 2013 and March 31, 2014 consisted of the following (in thousands):

	Maturity	Fiscal Year End June 30, 2013	March 31, 2014
FY14 First Lien Loans(a)	2020	$—	$533,507
FY13 First Lien Loans(b)	2017	441,669	—
FY13 Second Lien Loans(b)	2018	122,084	—
Obligations under capital leases(c)	2021-2052	20,264	39,238
Other obligations(d)	2014-2016	4,846	4,492
		588,863	577,237
Less current maturities(e)		8,201	10,565
		$580,662	$566,672

(a)	As described in Note 1, “Formation and Business”, the Company entered into the New Credit Agreement providing for a $540.0 million Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances in an aggregate amount of up to $100.0 million plus an additional amount such that, after giving effect to such additional amount, it does not exceed the total secured debt leverage ratio. The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress, were used to refinance and extinguish the existing debt under the FY13 Lien Loans.

The refinancing has been accounted for as an extinguishment of debt resulting in a pre-tax loss of $35.5 million during the nine months ended March 31, 2014, consisting of the difference between the principal value and fair value of the FY13 Lien Loans and the write-off of the related unamortized financing costs and unamortized original issue discount (“OID”). The following table provides detail of the calculation of the net loss on debt extinguishment for the nine months ended March 31, 2014:

Nine Months Ended March 31, 2014
FY13 First Lien Loans	$446,625
FY13 Second Lien Loans	125,000
Total FY13 Lien Loans	571,625
Total fair value	(580,389)
Write off of unamortized discount and financing fees related to FY13 Lien Loans	(26,716)
Loss on debt extinguishment	$(35,480)

The Term Loan has a maturity date of December 9, 2020 and bears interest at LIBOR + 4.50% with a LIBOR floor of 1.0% (rate of 5.50% at March 31, 2014). The New Credit Agreement requires quarterly principal payments in the amount of $1.4 million that commenced on March 31, 2014 and periodic interest payments that commenced at the end of December 2013. The Company recorded interest expense related to the Term Loan of $7.4 million and $9.2 million for the three and nine months ended March 31, 2014.

The net cash proceeds from the Term Loan were reduced by an OID of 1%, or $5.4 million. The OID is amortized using a method which approximates the effective interest method over the term of the Term Loan. There was $5.1 million of unamortized OID remaining as of March 31, 2014.

The Company capitalized $18.0 million of costs in connection with the FY14 Loans included in deferred charges and other on the condensed consolidated balance sheets. These costs are amortized using a method which approximates the effective interest method over the term of the Term Loan. There was $17.1 million of unamortized costs remaining as of March 31, 2014.

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

The Company was in compliance with the covenants of the New Credit Agreement at March 31, 2014.

(b)	As a result of entering into the FY14 Loans and refinancing and extinguishing the FY13 Lien Loans, the Company paid a call premium, totaling $4.4 million and $3.8 million related to the FY13 First Lien and FY13 Second Lien Loans, respectively, which is included in loss on extinguishment of debt in the condensed consolidated statement of operations during the nine months ended March 31, 2014.

Additionally, the Company wrote off $8.3 million of unamortized discount and $18.4 million of unamortized financing costs related to the FY13 First Lien and FY13 Second Lien Loans which are included in loss on extinguishment of debt on the condensed consolidated statement of operations for the nine months ended March 31, 2014.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

(c)	Capital lease obligations are primarily for equipment except for the lease of Winter Park ski resort. In the first fiscal quarter of 2014, the Winter Park capital lease was modified to remove a floor on a payment obligation in exchange for other concessions resulting in a $19.6 million increase to the capital lease obligation and related capital lease assets due to a change in the present value of the future minimum lease payments.

Amortization of assets under capital leases is included in depreciation and amortization expense in the condensed consolidated statements of operations. The leases have remaining terms ranging from 8 years to 39 years and have a weighted average interest rate of 10%.

(d)	In addition to various other lending agreements, a subsidiary of the Company has government loan agreements with a weighted average interest rate of 5.86%.

(e)	Current maturities represent principal payments due in the next twelve months. As of March 31, 2014, the long-term debt and capital lease obligation aggregate maturities for the twelve month periods are as follows (in thousands):

2015	$10,565
2016	10,381
2017	23,006
2018	7,131
2019	7,002
Thereafter	519,152
$577,237

Notes payable to affiliates as of June 30, 2013 and March 31, 2014 were as follows (in thousands):

	Maturity	Fiscal Year End June 30, 2013	March 31, 2014
Third Lien Loan(a)	2019	$196,991	$—
Accrued interest on Third Lien Loan(a)	2019	133,328	—
Tranche B Term Loans(b)	2019	300,000	—
Accrued Interest on Tranche B Term Loans(b)	2019	469,963	—
Affiliate Loan(b)	2019	100,000	—
Accrued interest on Affiliate Loan(b)	2019	158,413	—
		$1,358,695	$—

(a)	In connection with the Restructuring, the Third Lien Loan was amended to release the Company’s subsidiaries from their obligations in respect of the Third Lien Loan and accrued and unpaid interest thereon.
(b)	In connection with the Restructuring, the Tranche B Term Loans and Affiliate Loans, including accrued and unpaid interest thereon, were exchanged for equity interests in the Company and subsequently canceled.

In addition to the Term Loan, the New Credit Agreement provided a $55.0 million New LC Facility and a $25.0 million New Revolver. The New LC Facility and the New Revolver each have a maturity date of December 9, 2018.

The New LC Facility carries an interest rate equal to LIBOR + 4.50%, fronting fees of 25 basis points, and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. If the total secured debt leverage ratio is less than 4.50:1.00, the interest rate is adjusted to LIBOR + 4.25%. The letters of credit issued under the FY13 Lien Loans were deemed issued under the New LC Facility. There were $48.4 million of undrawn letters of credit outstanding under the New LC Facility at March 31, 2014.

The New Revolver carries an interest rate equal to LIBOR + 4.50% and commitment fees of 37.5 basis points. If the total secured debt leverage ratio is less than 4.50:1.00, the interest rate is adjusted to LIBOR + 4.25%. The New Revolver includes a financial covenant, pursuant to which the Company cannot borrow under the New Revolver if the total secured debt leverage ratio is greater than or equal to 7.75:1.00 through the fiscal year ending June 30, 2014. The ratio decreases ratably until June 30, 2018 at which time it will remain at 4.50:1.00. There were no outstanding borrowings under the New Revolver at March 31, 2014.

The Company recorded interest expense of $75.0 million and $255.0 million in the condensed consolidated statements of operations for the three and nine months ended March 31, 2013, respectively, of which $1.0 million

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

and $3.8 million was amortization of deferred financing costs for the three and nine months ended March 31, 2013, respectively. The Company recorded interest expense of $10.9 million and $162.4 million for the three and nine months ended March 31, 2014, respectively, of which $0.8 million and $2.8 million was amortization of deferred financing costs for the three and nine months ended March 31, 2014, respectively.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining terminated swap liability of $4.1 million as of March 31, 2014 is recorded in AOCI and will be recognized periodically through March 31, 2017 as an adjustment to interest expense consistent with hedge accounting principles. The portion included in interest expense in the condensed consolidated statements of operations for the three and nine months ended March 31, 2013 was $1.1 million and $3.2 million, respectively, and $0.8 million and $3.5 million for the three and nine months ended March 31, 2014, respectively.

8.    Fair Value of Measurements

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

As of June 30, 2013 and March 31, 2014, the fair value of cash and cash equivalents, restricted cash, receivables, net and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The carrying value and fair value of the FY13 Lien Loans as of June 30, 2013 were $563.8 million and $544.7 million, respectively. As described in Note 7, “Long-Term Debt and Notes Payable to Affiliates”, the FY13 Lien Loans were refinanced and extinguished with the proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress. The carrying value and fair value of the Term Loan as of March 31, 2014 were $533.5 million and $546.7 million, respectively.

The Company’s long-term debt obligations are not measured at fair value on a recurring basis. The Company’s debt is initially recorded based upon historical cost. At June 30, 2013, fair value was estimated based on Level 3 inputs using discounted future contractual cash flows and a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for credit risk. At March 31, 2014, the fair value of the Company's long-term debt was calculated using quoted prices for identical instruments in markets that are not active and was considered a Level 2 measure. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Due to the debt terms received from affiliates, the Company determined that it was not practicable to estimate the fair value of the notes payable to affiliates because of the lack of market comparable terms and the inability to estimate the fair value without incurring excessive cost. None of the notes payable to affiliates were outstanding following the Restructuring.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

9.    Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the nine months ended March 31, 2014 (in thousands):

Nine Months Ended March 31, 2014
Accumulated other comprehensive income, June 30, 2013	$148,805
Other comprehensive income (loss):
Restructuring transactions on December 9, 2013	52,670
Foreign currency translation adjustments	(15,564)
Realized portion on cash flow hedge (net of tax of $0)(a)	3,517
Actuarial loss on pensions (net of tax of $0)(b)	(427)
Accumulated other comprehensive income, March 31, 2014	$189,001

(a)	Amount reclassified out of AOCI is included in interest expense on third party debt in the condensed consolidated statements of operations.

(b)	Amount reclassified out of AOCI is included in operating expenses in the condensed consolidated statements of operations.

10.    Share-Based Compensation

In connection with the Company’s IPO, 4,500,700 shares of the Company’s common stock were reserved for issuance under the Plan upon the exercise of awards that were or will be issued to the Company’s employees, non-employee directors, independent contractors and consultants. The Plan allows share-based compensation awards to be granted in a variety of forms including options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Board of Directors of the Company who administers the Plan.

A total of 3,642,361 shares of common stock are available for future grant under the Plan at March 31, 2014.

Restricted Stock Awards

Restricted stock awards generally vest ratably upon the satisfaction of a defined service condition. Upon vesting, each award is exchanged for one share of the Company’s common stock or cash, at the Company’s discretion. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the grant date. The related compensation expense is amortized over the applicable requisite service period. During the quarter ended March 31, 2014, the Board of Directors granted 787,505 restricted stock units to the Company’s officers and employees and 25,000 shares of restricted stock to the Company’s non-employee directors. Additionally, the Board of Directors approved the grant of 45,834 restricted stock units to the Company’s officers and employees; however, these restricted stock units were not granted as of March 31, 2014.

The following table presents the compensation expense recognized related to the restricted stock awards, which is included in operating expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Pretax compensation expense	$—	$554	$—	$554
Tax benefit	—	—	—	—
Total	$—	$554	$—	$554

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

A summary of restricted stock awards activity during the nine months ended March 31, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Granted	812,505	$12.00
Vested	—	—
Forfeited	—	—
Total unvested awards - March 31, 2014	812,505	$12.00

The outstanding unvested restricted stock awards at March 31, 2014 are scheduled to vest in each fiscal year as follows:

Vesting Date	Number of Awards
2014	27,778
2015	270,835
2016	270,835
2017	243,057
2018	—
Total	812,505

As of March 31, 2014, there was $8.2 million of unrecognized compensation expense related to the unvested restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.8 years.

11.    Income Taxes

The Company’s quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented.

The consolidated income tax (benefit) expense attributable to the Company was $(25.0) million and $(24.6) million for the three and nine months ended March 31, 2013, respectively, and $0.1 million and $0.4 million for the three and nine months ended March 31, 2014, respectively. These amounts represent an effective tax rate of (67.1)% and 12.4% for the three and nine months ended March 31, 2013, respectively, and 0.1% and (0.3)% for the three and nine months ended March 31, 2014, respectively. The significant tax benefit and corresponding effective tax rate for the three and nine months ended March 31, 2013 is the result of the restructuring of certain operations in Canada.

12.    Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $52.4 million and $48.4 million at June 30, 2013 and March 31, 2014, respectively, mainly to secure its commitments under self-insurance claims and the closed executive pension plans.

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

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
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

Government Grants

The federal government of Canada and the provincial government of Quebec have granted financial assistance to a subsidiary of the Company in the form of interest-free loans and forgivable grants for the construction of specified four-season tourist facilities at Tremblant. Loans totaling CAD $3.5 million (equivalent to $3.2 million USD) as of March 31, 2014 are repayable over seven years starting in 2010. The Company is authorized to receive grants totaling CAD $118.6 million (equivalent to $107.3 million USD), of which the Company has received CAD $85.7 million (equivalent to $77.5 million USD) as of March 31, 2014. Nonrepayable government assistance relating to capital expenditures is reflected as a reduction of the cost of such assets. Reimbursable government loans are presented as long-term debt.

Capital Leases

The Company operates Winter Park under a capital lease that requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded.

13.    Pension Plans

The Company has three closed noncontributory defined benefit pension plans, one registered and two nonregistered, covering certain of its former executives. In addition to these plans, one of the Company’s mountain resorts has two defined benefit pension plans covering certain employees. There are no additional service costs to the Company on any of the plans.

The following details the components of net pension expense, recorded in operating expense in the condensed consolidated statements of operations, for the defined benefit plans for the three and nine months ended March 31, 2013 and 2014 (in thousands):

	Executive plans		Employee plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
Components of pension expense:
Interest cost	$448	$393	$98	$111
Expected return on plan assets	(50)	(33)	(107)	(96)
Actuarial loss	125	77	116	65
Settlement (gain) loss	—	—	(22)	111
Total pension expense	$523	$437	$85	$191
	Executive plans		Employee plans
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Components of pension expense:
Interest cost	$1,261	$1,179	$314	$333
Expected return on plan assets	(125)	(99)	(304)	(288)
Actuarial loss	194	230	188	197
Settlement loss	—	—	134	333
Total pension expense	$1,330	$1,310	$332	$575

The Company expects to contribute $0.9 million to the pension plans in fiscal year 2014.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

14.    Related Party Transactions

As of June 30, 2013, the Company had notes payable to affiliates with principal balances totaling $597.0 million and accrued interest of $761.7 million. In connection with the Restructuring, the Tranche B Term Loans and Affiliate Loans were exchanged for equity and subsequently canceled. The Company’s subsidiary guarantors were released from their obligations in respect of the Third Lien Loan and accrued and unpaid interest thereon.

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

In January 2014, the Company entered into a stockholder’s agreement with Fortress in which the Company agreed to continue to provide tax, accounting, and recordkeeping services for a period of up to twelve months.

In March 2014, the Company contributed $2.1 million to its equity method investment in MMSA Holdings, Inc.

15.    Segment Information

The Company currently manages and reports operating results through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Adventure segment comprises CMH, which provides heli-skiing, mountaineering and hiking adventures, and ancillary aviation services, which include fire suppression, maintenance and repair of aircraft. The Real Estate segment includes a vacation club business, management of condominium hotel properties, real estate management, including marketing and sales activities, as well as ongoing real estate development activities. Each of the Company’s reportable segments, although integral to the success of the others, offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of its reportable segments on the basis of revenue and segment Adjusted EBITDA. Total segment Adjusted EBITDA equals Adjusted EBITDA. The Company also evaluates segment Adjusted EBITDA as a key compensation measure. The compensation committee determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA or segment Adjusted EBITDA. Segment Adjusted EBITDA assists in comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that our management believes do not reflect the core operating performance.

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

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

noncontrolling interests for entities consolidated within the reportable segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in monitoring of performance and, therefore, is not disclosed.

The following table presents revenue and segment Adjusted EBITDA, reconciled to consolidated net income (loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenue:
Mountain	$207,674	$215,452	$312,971	$324,748
Adventure	52,035	51,372	94,161	85,526
Real Estate	19,104	18,876	51,396	46,048
Total reportable segment revenue	278,813	285,700	458,528	456,322
Legacy, non-core and other revenue(a)	2,983	1,516	6,732	13,561
Total revenue	$281,796	$287,216	$465,260	$469,883

Segment Adjusted EBITDA
Mountain(b)	$113,951	$119,578	$95,597	$100,582
Adventure(c)	17,642	18,815	18,759	19,388
Real Estate(d),(e)	5,104	4,279	11,974	7,420
Total segment Adjusted EBITDA	136,697	142,672	126,330	127,390
Legacy and other non-core expenses, net(f)	(5,709)	(1,103)	(17,483)	(5,337)
Other operating expenses(g)	(1,681)	(4,570)	(2,885)	(8,078)
Depreciation and amortization	(14,567)	(15,122)	(44,227)	(42,265)
Gain (loss) on disposal of assets	(3,065)	(212)	(4,061)	1
Impairment of real estate	—	—	(62)	(633)
Interest income, net(e)	404	(136)	1,322	1,269
Interest expense on third party debt	(16,101)	(10,876)	(82,534)	(42,500)
Interest expense on notes payable to affiliates	(58,941)	—	(172,509)	(119,858)
Earnings (loss) from equity method investments(h)	8,117	6,670	(2,816)	3,127
Pro rata share of EBITDA related to equity method investments(b),(d)	(9,439)	(9,327)	(10,548)	(11,410)
Gain on disposal of equity method investments	—	—	18,923	—
Adjusted EBITDA attributable to noncontrolling interest(c)	1,856	2,108	1,856	1,277
Loss on extinguishment of debt	—	—	(11,152)	(35,480)
Other income (expense), net	339	373	1,437	(514)
Income tax (expense) benefit	24,950	(77)	24,608	(374)
Income attributable to noncontrolling interest	(730)	(1,514)	(322)	(860)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$62,130	$108,886	$(174,123)	$(134,245)

(a)	Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, non-core retail revenue and revenue from management of non-core commercial properties. For the nine months ended March 31, 2014, it also includes $9.0 million of revenue from the sale of a parcel of real estate held for development in August 2013.
(b)	Includes the Company’s pro rata share of EBITDA from its equity method investment in Blue Mountain. The pro rata share of EBITDA represents the share of EBITDA from the equity method investment based on the Company’s economic ownership percentage.
(c)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2013 and 2014
(Unaudited)

(d)	Includes the Company’s pro rata share of EBITDA from its equity method investments in Mammoth Hospitality Management, LLC and Chateau M.T. Inc. The pro rata share of EBITDA represents the Company’s share of EBITDA from these equity method investments based on the economic ownership percentage.

(e)	Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $1.3 million and $1.0 million for the three months ended March 31, 2013 and 2014, respectively, and $3.6 million and $3.4 million for the nine months ended March 31, 2013 and 2014, respectively. Interest income reflected in the reconciliation excludes the interest income earned from receivables related to the IRCG operations.

(f)	Represents revenue and expenses of legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Revenue and expenses related to legacy and other non-core operations include retail operations not located at the Company’s properties and management of non-core commercial properties owned by third parties. It also includes legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations and allegations that we failed to construct planned amenities.

(g)	Includes IPO costs, non-cash compensation, reduction in workforce severance and lease payments pursuant to the lease at Winter Park.

(h)	Represents the earnings (losses) from equity method investments, including: Blue Mountain, Chateau M.T. Inc., Mammoth Hospitality Management, LLC, MMSA Holdings, Inc. and Whistler Blackcomb Holdings, Inc.

The following table presents capital expenditures for our reportable segments, reconciled to consolidated amounts for the three and nine months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Capital Expenditures:
Mountain	$2,535	$2,412	$12,164	$26,714
Adventure	1,057	369	2,258	6,892
Real Estate	137	20	1,807	564
Total segment capital expenditures	3,729	2,801	16,229	34,170
Corporate and other	1,406	1,218	5,198	2,759
Total capital expenditures	$5,135	$4,019	$21,427	$36,929

Geographic Data

The Company’s revenue by geographic region for the three and nine months ended March 31, 2013 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenue:
United States	$180,125	$189,857	$277,364	$288,200
International	101,671	97,359	187,896	181,683
Revenue	$281,796	$287,216	$465,260	$469,883

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “our”, “us”, or “we” refer to Intrawest Cayman L.P. and its consolidated subsidiaries prior to the consummation of the restructuring transactions described below under “Restructuring” and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions described below under “Restructuring”.

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

We manage our business through three reportable segments:

•	Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”), Winter Park Resort (“Winter Park”), Mont Tremblant Resort (“Tremblant”), Stratton Mountain Resort (“Stratton”) and Snowshoe Mountain Resort (“Snowshoe”), as well as our 50% interest in Blue Mountain Ski Resort (“Blue Mountain”).
•	Adventure: Our Adventure segment is comprised of CMH, which provides heli-skiing, mountaineering, and hiking in British Columbia, and our aviation businesses that support CMH and provide helicopter maintenance, repair and overhaul (“MRO”) services to third parties.
•	Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes Intrawest Resort Club Group (“IRCG”), our vacation club business, Intrawest Hospitality Management (“IHM”), which manages condominium hotel properties, Playground, our residential real estate sales and marketing business, as well as our 50% interest in Mammoth Hospitality Management, LLC (“MHM”) and 57.1% interest in Chateau M.T. Inc.

The following table summarizes key statistics relating to each of our resorts as of September 30, 2013.

Resort	Location	Year Opened	Maximum Vertical Drop	Skiable Terrain	Snowmaking Coverage	# of Trails	# of Lifts
			(feet)	(acres)	(acres)
Steamboat	Colorado	1963	3,668	2,965	375	165	18
Winter Park	Colorado	1939	3,060	3,081	313	143	25
Tremblant	Quebec	1939	2,116	654	465	95	14
Stratton	Vermont	1961	2,003	624	474	94	11
Snowshoe	West Virginia	1974	1,500	251	251	57	14
Blue Mountain (50%)	Ontario	1941	720	281	236	36	14

In addition to our reportable segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (“Legacy, non-core and other”).

Recent Transactions

Restructuring

On December 9, 2013, we were party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc, a Delaware corporation (“Intrawest U.S.”) and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest Canada”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including accrued and unpaid interest thereon, were exchanged for our common stock and subsequently canceled. Our subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates, including accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring”. The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of entities managed or controlled by Fortress Investment Group, LLC, (collectively, “Fortress”). See Part I - Item 1, Financial Statements (unaudited), Note 1, “Formation and Business”.

Refinancing

In conjunction with the Restructuring, on December 9, 2013, we entered into a new credit agreement (the “New Credit Agreement”) providing for a $540.0 million term loan facility (the “Term Loan”), a $25.0 million senior secured first-lien revolving loan facility (the “New Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “New LC Facility”, together with the Term Loan and New Revolver, collectively referred to herein as the “FY14 Loans”). For a description of the FY14 Loans, see Part I - Item 1, Financial Statements (unaudited), Note 7, “Long-Term Debt and Notes Payable to Affiliates”.

The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to us by Fortress, were used to refinance and extinguish the existing debt under the First Lien Credit Agreement dated December 4, 2012 (the “FY13 First Lien Loans”) and the Second Lien Credit Agreement, also dated December 4, 2012 (the “FY13 Second Lien Loans”, together with the FY13 First Lien Loans, collectively referred to herein as the “FY13 Lien Loans”). The refinancing was accounted for as an extinguishment of debt resulting in a pre-tax loss of $35.5 million during the nine months ended March 31, 2014, consisting of the difference between the principal value and the fair value of the FY13 Lien Loans and write-off of unamortized financing costs and unamortized original issue discount (“OID”).

Reverse Stock Split

On January 21, 2014, we effected a 0.974-for-1 reverse stock split with no change in par value. This transaction was treated as a stock split for accounting purposes and all share and per share data is presented as if the reverse stock split occurred at the beginning of all periods presented.

Basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended March 31, 2013 and 2014 were computed using the number of shares outstanding after giving effect to the Restructuring and the 0.974-for-1 reverse stock split.

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

After deducting $2.4 million of underwriting discounts and commissions and $6.6 million of offering expenses payable by us, we received net proceeds of $28.5 million. See Part I - Item 1, Financial Statements (unaudited), Note 1, “Formation and Business”.

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

Snowfall and Weather.    The timing and amount of snowfall and other weather conditions can have a significant impact on visitation and financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which helps to mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and heli-skiing tenures can force us to cancel or suspend operations which may have a negative impact on our financial results. Weather may also have a significant effect on our summer fire suppression activities and flight hours. For example, fire suppression activities were unusually high during the summer of 2012, which was marked by severe drought conditions in the Western United States. In addition, unusually warm and dry weather experienced in California during the 2013/2014 ski season reduced demand for lodging, lowering revenue per available room at our condominium hotel at Mammoth, which impacted our Real Estate segment in fiscal 2014.

Season Pass and Frequency Product Usage.    Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency pass products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders puts downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders puts downward pressure on Mountain Segment Revenue Per Visit as season pass and frequency product holders are less likely to purchase ancillary products and services relative to non-season pass and frequency product holders. We expect season pass and frequency product sales and the pricing of these products to continue to increase in future ski seasons, however ETP and Mountain Segment Revenue Per Visit in any given ski season may decrease as a result of favorable snow conditions, as favorable snow conditions are associated with increased visitation by holders of season pass and frequency products. For the three and nine months ended March 31, 2013, 32.3% and 32.8%, respectively, and for the three and nine months ended March 31, 2014, 36.2% and 37.2%, respectively, of total lift revenue consisted of season pass and frequency product revenue.

Resort Real Estate Markets.    We intend to resume development of residential vacation homes at our mountain resorts when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macro-economic trends and consumer sentiment. Macroeconomic conditions have improved over the past two years, which has supported a partial recovery in the market for vacation homes in the United States and Canada. However, despite these trends, the median vacation home price and number of vacation homes sold in the most recent year still remain well below the peak, suggesting ample room for continued growth.

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

We are subject to risks related to currency fluctuations.    We present our financial statements in United States dollars. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenues and operating expenses are transacted in Canadian dollars, principally at Tremblant and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into United States dollars. See “Item 3—Quantitative and Qualitative Discussion About Market Risk—Foreign Currency Fluctuations.”

Where we discuss the impact of foreign currency translation adjustments, the impact is calculated on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying the prior period monthly average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements of operations during the three and nine months ended March 31, 2013 and 2014 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2014

The following table presents our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2013	2014	$ Change	% Change
Revenue	$281,796	$287,216	$5,420	1.9%
Operating expenses	161,355	158,469	(2,886)	-1.8%
Depreciation and amortization	14,567	15,122	555	3.8%
Loss on disposal of assets	3,065	212	(2,853)	-93.1%
Income from operations	102,809	113,413	10,604	10.3%
Interest income	1,687	897	(790)	-46.8%
Interest expense on third party debt	(16,101)	(10,876)	5,225	-32.5%
Interest expense on notes payable to affiliates	(58,941)	—	58,941	-100.0%
Earnings from equity method investments	8,117	6,670	(1,447)	-17.8%
Other income, net	339	373	34	10.0%
Income before income taxes	37,910	110,477	72,567	191.4%
Income tax (benefit) expense	(24,950)	77	25,027	-100.3%
Net income	62,860	110,400	47,540	75.6%
Income attributable to noncontrolling interest	(730)	(1,514)	(784)	107.4%
Net income attributable to Intrawest Resorts Holdings, Inc.	$62,130	$108,886	$46,756	75.3%

Revenue.    Revenue increased $5.4 million, or 1.9%, from $281.8 million in the three months ended March 31, 2013 to $287.2 million in the three months ended March 31, 2014. The increase was a result of an increase in our total reportable segment revenue of $6.9 million partially offset by a decrease in Legacy, non-core and other revenue of $1.5 million. Total reportable segment revenue included an increase of $7.8 million in Mountain revenue partially offset by decreases of $0.7 million and $0.2 million in Adventure revenue and Real Estate revenue, respectively. The decrease in Legacy, non-core and other revenue of $1.5 million, or 49.2%, from $3.0 million in the three months ended March 31, 2013 to $1.5 million in the three months ended March 31, 2014 was primarily due to the wind down of certain non-core commercial property management businesses and certain legacy businesses during the three months ended March 31, 2013.

Operating expenses.    Operating expenses decreased $2.9 million, or 1.8%, from $161.4 million in the three months ended March 31, 2013 to $158.5 million in the three months ended March 31, 2014. Total reportable segment operating expenses decreased $0.3 million and Legacy, non-core and other expenses decreased $3.2 million. Total reportable segment operating expenses included increases of $1.8 million and $0.6 million in Mountain operating expenses and Real Estate operating expense, respectively, partially offset by a decrease of $2.1 million in Adventure operating expenses. The decrease in Legacy, non-core and other expenses of $3.2 million, or 30.7%, from $10.4 million in the three months ended March 31, 2013 to $7.2 million in the three months ended March 31, 2014, was primarily due to the divestiture of non-core operations and a decrease in legacy litigation costs.

Depreciation and amortization.    Depreciation and amortization increased $0.6 million, or 3.8%, from $14.6 million in the three months ended March 31, 2013 to $15.1 million in the three months ended March 31, 2014.

Loss on disposal of assets.    Loss on disposal of assets decreased $2.9 million, or 93.1%, from $3.1 million in the three months ended March 31, 2013 to $0.2 million in the three months ended March 31, 2014. The decrease was primarily related to the wind down of European operations and the sale of property in the three months ended March 31, 2013.

Interest income.    Interest income decreased $0.8 million from $1.7 million in the three months ended March 31, 2013 to $0.9 million in the three months ended March 31, 2014.

Interest expense on third party debt.    Interest expense on third party debt decreased $5.2 million, or 32.5%, from $16.1 million in the three months ended March 31, 2013 to $10.9 million in the three months ended March 31, 2014. The decrease was a result of the refinancing of our senior debt facilities in December 2013, which lowered the average annual effective interest rate on our senior debt facilities from approximately 9.0% to approximately 5.5%, and lowered the average outstanding principal balance.

Interest expense on notes payable to affiliates.    Interest expense on notes payable to affiliates decreased from $58.9 million in the three months ended March 31, 2013 to zero in the three months ended March 31, 2014. The decrease was due to the Restructuring in December 2013, through which notes payable to affiliates, including accrued and unpaid interest, were either exchanged for our common stock, canceled, or our subsidiaries were released from their obligations, including guarantor obligations.

Earnings from equity method investments.    Earnings from equity method investments decreased $1.4 million, or 17.8%, from $8.1 million in the three months ended March 31, 2013 to $6.7 million in the three months ended March 31, 2014. The decrease was primarily a result of lower earnings from our investment in MMSA Holdings, Inc., which was negatively affected by poor weather conditions and lack of snowfall during the period.

Other income, net.    Other income, net increased less than $0.1 million from $0.3 million in the three months ended March 31, 2013 to $0.4 million in the three months ended March 31, 2014.

Income tax (benefit) expense.    Income tax benefit decreased $25.0 million from a benefit of $25.0 million in the three months ended March 31, 2013 to an expense of $0.1 million in the three months ended March 31, 2014. The tax benefit in the three months ended March 31, 2013 was the result of restructuring certain operations in Canada. This restructuring resulted in the reversal of a deferred tax liability of the restructured entity, creating the one-time tax benefit. This represents an effective tax rate of (67.1)% and 0.1% in the three months ended March 31, 2013 and 2014, respectively. The effective tax rate in the three months ended March 31, 2013 and 2014 differs from the federal blended statutory rate of 34.1% and 31.4%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

Comparison of Operating Results for the Nine Months Ended March 31, 2013 and 2014

The following table presents our condensed consolidated statements of operations for the nine months ended March 31, 2013 and 2014 (dollars in thousands):

	Nine Months Ended March 31,
	2013	2014	$ Change	% Change
Revenue	$465,260	$469,883	$4,623	1.0%
Operating expenses	371,572	369,391	(2,181)	-0.6%
Depreciation and amortization	44,227	42,265	(1,962)	-4.4%
(Gain) loss on disposal of assets	4,061	(1)	(4,062)	-100.0%
Impairment of real estate	62	633	571	n/m
Income from operations	45,338	57,595	12,257	27%
Interest income	4,904	4,619	(285)	-5.8%
Interest expense on third party debt	(82,534)	(42,500)	40,034	-48.5%
Interest expense on notes payable to affiliates	(172,509)	(119,858)	52,651	-30.5%
(Loss) earnings from equity method investments	(2,816)	3,127	5,943	-211.0%
Gain on disposal of equity method investments	18,923	—	(18,923)	-100.0%
Loss on extinguishment of debt	(11,152)	(35,480)	(24,328)	218.1%
Other income (expense), net	1,437	(514)	(1,951)	-135.8%
Loss before income taxes	(198,409)	(133,011)	65,398	-33%
Income tax (benefit) expense	(24,608)	374	24,982	-101.5%
Net loss	(173,801)	(133,385)	40,416	23.3%
Income attributable to noncontrolling interest	(322)	(860)	(538)	167.1%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(174,123)	$(134,245)	$39,878	-22.9%

n/m - Calculation is not meaningful

Revenue.    Revenue increased $4.6 million, or 1.0%, from $465.3 million in the nine months ended March 31, 2013 to $469.9 million in the nine months ended March 31, 2014. The increase was the result of an increase in Legacy, non-core and other revenue of $6.8 million partially offset by a decrease in total reportable segment revenue of $2.2 million. The increase in Legacy, non-core and other revenue of $6.8 million, or 101.4%, from $6.7 million in the nine months ended March 31, 2013 to $13.6 million in the nine months ended March 31, 2014 was primarily a result of the sale of non-core real estate. Total reportable segment revenue included an $11.8 million increase in Mountain revenue offset by decreases of $8.6 million and $5.3 million in Adventure and Real Estate revenue, respectively.

Operating expenses.    Operating expenses decreased $2.2 million, or 0.6%, from $371.6 million in the nine months ended March 31, 2013 to $369.4 million in the nine months ended March 31, 2014. The decrease was the result of a decrease in total reportable segment operating expenses of $2.0 million and a decrease in Legacy, non-core and other expenses of $0.1 million. The decrease in total reportable segment operating expenses included decreases of $8.7 million and $0.4 million in Adventure and Real Estate operating expenses, respectively, partially offset by an increase of $7.1 million in Mountain operating expenses.

Depreciation and amortization.    Depreciation and amortization decreased $2.0 million, or 4.4%, from $44.2 million in the nine months ended March 31, 2013 to $42.3 million in the nine months ended March 31, 2014. The decrease was primarily due to assets that reached the end of their depreciable lives in the prior year period.

(Gain) loss on disposal of assets.    Loss on disposal of assets was $4.1 million in the nine months ended March 31, 2013 and was primarily related to the wind down of European operations and the sale of property in the nine months ended March 31, 2013.

Impairment of real estate.    Impairment of real estate increased $0.6 million from less than $0.1 million in the nine months ended March 31, 2013 to $0.6 million in the nine months ended March 31, 2014. The increase was primarily related to the sale of non-core real estate.

Interest income.    Interest income decreased $0.3 million, or 5.8%, from $4.9 million in the nine months ended March 31, 2013 to $4.6 million in the nine months ended March 31, 2014.

Interest expense on third party debt.    Interest expense on third party debt decreased $40.0 million, or 48.5%, from $82.5 million in the nine months ended March 31, 2013 to $42.5 million in the nine months ended March 31, 2014. The decrease was a result of the refinancing of our senior debt facilities in December 2012, which lowered the average annual effective interest rate on our senior debt facilities from approximately 12.0% to approximately 9.0%, and lowered the average outstanding principal balance. In December 2013, our senior debt facilities were refinanced again, which lowered the average annual effective interest rate to approximately 5.5%.

Interest expense on notes payable to affiliates.    Interest expense on notes payable to affiliates decreased $52.7 million, or 30.5%, from $172.5 million in the nine months ended March 31, 2013 to $119.9 million in the nine months ended March 31, 2014. The decrease was primarily due to the Restructuring in December 2013, through which notes payable to affiliates, including accrued and unpaid interest, were either exchanged for our common stock, canceled, or our subsidiaries were released from their obligations, including guarantor obligations.

(Loss) earnings from equity method investments.    (Loss) earnings from equity method investments increased $5.9 million, or 211.0%, from a loss of $2.8 million in the nine months ended March 31, 2013 to earnings of $3.1 million in the nine months ended March 31, 2014. The increase was primarily a result of recording our share of net loss from our investment in Whistler Holdings prior to the sale in fiscal year 2013 partially offset by lower earnings from our investment in MMSA Holdings, Inc. in fiscal year 2014, which was negatively affected by poor weather conditions and lack of snowfall in the second and third fiscal quarters.

Gain on disposal of equity method investments.    Gain on disposal of equity method investments was $18.9 million in the nine months ended March 31, 2013. In December 2012, we sold our investment in Whistler Holdings for $116.9 million and recognized a $17.9 million gain on the sale. In addition, we recognized a $1.0 million gain on the sale of our partnership interest in Maui Beach Resort, L.P. in November 2012. There were no similar sales in the nine months ended March 31, 2014.

Loss on extinguishment of debt.    Loss on extinguishment of debt increased $24.3 million, and was attributable to an $11.2 million loss on extinguishment of debt recognized as a result of refinancing our existing senior debt facilities in December 2012 as compared to a $35.5 million loss on extinguishment of debt recognized as a result of the refinancing in December 2013. Loss on extinguishment of debt during the nine months ended March 31, 2014 includes the write off of unamortized OID and unamortized financing fees of $26.7 million and call premiums of $8.8 million.

Other income (expense), net.    Other income (expense), net decreased $2.0 million, from other income of $1.4 million in the nine months ended March 31, 2013 to other expense of $0.5 million in the nine months ended March 31, 2014. The decrease was primarily due to a gain recorded in October 2012 as a result of the failure of public stockholders to redeem their shares prior to the end of the redemption period in connection with purchase of the Company by Fortress in 2006.

Income tax (benefit) expense.    Income tax (benefit) expense increased $25.0 million from a benefit of $24.6 million in the nine months ended March 31, 2013 to an expense of $0.4 million in the nine months ended March 31, 2014. The tax benefit in the nine months ended March 31, 2013 was the result of restructuring certain operations in Canada. This restructuring resulted in the reversal of a deferred tax liability of the restructured entity, creating the one-time benefit. This represents an effective tax rate of 12.4% and (0.3)% in the nine months ended March 31, 2013 and 2014, respectively. The effective tax rate in the nine months ended March 31, 2013 and 2014 differs from the federal blended statutory rate of 31.1% and 26.5%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

Our Segments

We manage and report operating results through three reportable segments:

•	Mountain (75.4% and 71.2%, respectively, of the three and nine months ended March 31, 2014 total reportable segment revenue): Our Mountain segment includes our mountain resort and lodging operations at Steamboat, Winter Park, Tremblant, Stratton and Snowshoe, as well as our 50% interest in Blue Mountain.

•	Adventure (18.0% and 18.7%, respectively, of the three and nine months ended March 31, 2014 total reportable segment revenue): Our Adventure segment is comprised of CMH and our aviation businesses that support CMH and provide MRO services to third parties.

•	Real Estate (6.6% and 10.1%, respectively, of the three and nine months ended March 31, 2014 total reportable segment revenue): Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes IRCG, IHM, Playground, as well as our 50% interest in MHM and 57.1% interest in Chateau M.T. Inc.

Each of our reportable segments, although integral to the success of the others, offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, our Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of our businesses on the basis of reportable segment revenue and segment Adjusted EBITDA. We also evaluate segment Adjusted EBITDA as a key compensation measure. The compensation committee of our Board of Directors will determine the annual variable compensation for certain members of our management team based, in part, on segment Adjusted EBITDA. Segment Adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

Segment Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment Adjusted EBITDA in the same manner. See Part I - Item 1, Financial Statements (unaudited), Note 15 “Segment Information” to the condensed consolidated financial statements of Intrawest Resorts Holdings, Inc. included elsewhere in this Quarterly Report on Form 10-Q.

Shown below is a summary of reportable segment revenue and segment Adjusted EBITDA for the three and nine months ended March 31, 2013 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
	(in thousands)
Mountain revenue	$207,674	$215,452	$312,971	$324,748
Adventure revenue	52,035	51,372	94,161	85,526
Real Estate revenue	19,104	18,876	51,396	46,048
Total reportable segment revenue	$278,813	$285,700	$458,528	$456,322

Mountain Adjusted EBITDA	$113,951	$119,578	$95,597	$100,582
Adventure Adjusted EBITDA	17,642	18,815	18,759	19,388
Real Estate Adjusted EBITDA	5,104	4,279	11,974	7,420
Total segment Adjusted EBITDA(a)	$136,697	$142,672	$126,330	$127,390

(a)	Total segment Adjusted EBITDA equals Adjusted EBITDA. For a reconciliation of net income (loss) attributable to Intrawest Resorts Holdings, Inc. to Adjusted EBITDA see section Non-GAAP Financial Measures.

Mountain

Our Mountain segment is comprised of all of the mountain resort operations at Steamboat, Winter Park, Tremblant, Stratton and Snowshoe, as well as our ancillary resort businesses. Our Mountain segment also includes EBITDA from our 50% ownership interest in Blue Mountain, which is accounted for using the equity method. Our Mountain segment contributed 74.5% and 68.3% of total reportable segment revenue for the three and nine month periods ended March 31, 2013, respectively, and 75.4% and 71.2% of total reportable segment revenue for the three and nine month periods ended March 31, 2014, respectively.

Revenue and Mountain Adjusted EBITDA

The Mountain segment earns revenue from a variety of business activities conducted at our mountain resorts.

Lift revenue.    Lift revenue is derived from a variety of lift pass products, including multi-resort and single-resort passes, season pass products, frequency card products of varying durations and single and multi-day lift tickets. Our season pass products, including our multi-resort products, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season during a fiscal year, is recognized in our consolidated financial statements during such fiscal year based on historical usage patterns. Frequency pass revenue is recognized as used, and unused portions are recognized based on historical average usage for each frequency product.

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

Adventure

The primary business in our Adventure segment is CMH, which provides heli-skiing, mountaineering and hiking at 11 lodges in British Columbia, Canada. To support CMH’s operations, we own a fleet of helicopters that are also used in the off-season for fire suppression in the United States and Canada and for other commercial uses. In January 2013, the Canadian helicopter business was reorganized and Alpine Helicopters Inc. was formed in which we own a 20% equity interest. Alpine Aerotech Ltd. provides helicopter maintenance, repair and overhaul services to our fleet of helicopters as well as to aircraft owned by unaffiliated third parties. Our Adventure segment contributed 18.7% and 20.5% of total reportable segment revenue for the three and nine months ended March 31, 2013, respectively, and 18.0% and 18.7% of total reportable segment revenue for the three and nine months ended March 31, 2014, respectively.

Revenue and Adventure Adjusted EBITDA

Revenue.    The Adventure segment earns revenue from a variety of activities conducted at CMH. CMH guest revenue is derived primarily through the sale of adventure packages that include heli-skiing, heli-mountaineering or heli-hiking, lodging at facilities owned or leased by CMH and food and beverage services. In addition to package revenue, CMH earns ancillary revenue from the sale of additional vertical meters of skiing, retail merchandise, alcoholic beverages, massages and the sale of other products and services not included in the vacation package.

The Adventure segment also generates ancillary revenue relating to performance of fire suppression services during the summer months in the Western United States and Western Canada. These activities are performed on an as-needed basis or pursuant to contracts that have a term of one to five years. Ancillary revenue is also derived from MRO services performed by Alpine Aerotech Ltd. on third-party aircraft, as well as from leasing underutilized aircraft to unaffiliated third parties for short term periods ranging from one to twelve months. In recent months, some of our long term fire suppression contracts have expired which increases our reliance on as-needed fire suppression assignments.

Adventure Adjusted EBITDA.    Adventure Adjusted EBITDA is Adventure revenue less Adventure operating expenses, adjusted for Adjusted EBITDA attributable to noncontrolling interests. Adventure operating expenses consist primarily of compensation and benefits, fuel, aircraft and facility maintenance and manufacturing expenses, insurance, utilities, permit and lease payments, credit card fees, food and beverage costs, and general and administrative expenses.

Real Estate

Our Real Estate segment is comprised of IRCG, our vacation club business, IHM, which manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, our core residential real estate sales and marketing business. Our Real Estate segment also includes costs associated with our ongoing development activities, including planning activities and land carrying costs. Our Real Estate segment contributed 6.8% and 11.2% of total reportable segment revenue for the three and nine months ended March 31, 2013, respectively, and 6.6% and 10.1% of total reportable segment revenue for the three and nine months ended March 31, 2014, respectively.

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

We disposed of legacy real estate assets and non-core operations during the three and nine months ended March 31, 2013 and 2014. In addition, we recognized losses of $0.1 million and $0.6 million from impairments to the carrying value of our real estate portfolio during the nine months ended March 31, 2013 and 2014, respectively. We did not recognize impairment of real estate assets during the three months March 31, 2013 and 2014. As of March 31, 2014, we have divested substantially all of our legacy real estate.

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

Comparison of Segment Results for the Three Months Ended March 31, 2013 and 2014

Mountain

	Three Months Ended March 31,
	2013	2014	Change	% Change
Skier Visits	2,326,322	2,453,626	127,304	5.5%
Revenue per Visit	$89.27	$87.81	$(1.46)	-1.6%
ETP	$45.66	$44.95	$(0.71)	-1.6%
RevPAR	$111.19	$113.25	$2.06	1.9%
ADR	$177.88	$175.07	$(2.81)	-1.6%
	(dollars in thousands)
Mountain revenue:
Lift	$106,213	$110,291	$4,078	3.8%
Lodging	19,447	19,210	(237)	-1.2%
Ski School	19,613	20,825	1,212	6.2%
Retail and Rental	24,702	25,038	336	1.4%
Food and Beverage	25,878	27,469	1,591	6.1%
Other	11,821	12,619	798	6.8%
Total Mountain revenue	$207,674	$215,452	$7,778	3.7%
Mountain Adjusted EBITDA	$113,951	$119,578	$5,627	4.9%

Mountain revenue.    Mountain revenue increased $7.8 million, or 3.7%, from $207.7 million in the three months ended March 31, 2013 to $215.5 million in the three months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits of 5.5% compared to the same period in the prior year. Skier Visits increased due to an increase in the number of season pass and frequency products sold. ETP decreased $0.71, or 1.6%, from $45.66 in the three months ended March 31, 2013 to $44.95 in the three months ended March 31, 2014. Excluding the impact from an unfavorable foreign currency translation adjustment, ETP increased $0.04 from $45.66 in the three months ended March 31, 2013 to $45.70 in the three months ended March 31, 2014. Season pass and frequency product revenue for the 2013/2014 ski season increased 16.6% compared to the same period in the prior year and comprised 32.3% and 36.2% of total lift revenue for each of the three months ended March 31, 2013 and 2014, respectively. Additionally, Mountain revenue was impacted by an unfavorable foreign currency translation adjustment of $3.6 million.

Lift revenue.    Lift revenue increased $4.1 million, or 3.8%, from $106.2 million in the three months ended March 31, 2013 to $110.3 million in the three months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits. Additionally, Lift revenue was impacted by an unfavorable foreign currency translation adjustment of $1.8 million.

Lodging revenue.    Lodging revenue decreased slightly from $19.4 million in the three months ended March 31, 2013 to $19.2 million in the three months March 31, 2014. Lodging revenue was impacted by an unfavorable foreign currency translation adjustment of $0.5 million.

Ski School revenue.    Ski School revenue increased $1.2 million, or 6.2%, from $19.6 million in the three months ended March 31, 2013 to $20.8 million in the three months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits.

Retail and Rental revenue.    Retail and Rental revenue increased slightly from $24.7 million in the three months ended March 31, 2013 to $25.0 million in the three months March 31, 2014. Retail and Rental revenue was impacted by an unfavorable foreign currency translation adjustment of $0.6 million.

Food and Beverage revenue.    Food and Beverage revenue increased $1.6 million, or 6.1%, from $25.9 million in the three months ended March 31, 2013 to $27.5 million in the three months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits. Additionally, Food and Beverage revenue was impacted by an unfavorable foreign currency translation adjustment of $0.4 million.

Other revenue.    Other revenue increased $0.8 million, or 6.8%, from $11.8 million in the three months ended March 31, 2013 to $12.6 million in the three months ended March 31, 2014. The increase was primarily due to an increase in events held at various resorts compared to the prior period.

Mountain Adjusted EBITDA.    Mountain Adjusted EBITDA increased $5.6 million, from $114.0 million in the three months ended March 31, 2013 to $119.6 million in the three months ended March 31, 2014. The increase in Mountain Adjusted EBITDA was related to a $7.8 million increase in Mountain revenue. This increase was partially offset by an increase in Mountain operating expenses of $1.8 million, from $102.0 million in the three months ended March 31, 2013 to $103.8 million in the three months ended March 31, 2014, which was primarily attributable to higher staffing and other variable operating expenses driven by increased Skier Visits and a $0.3 million decrease in our pro rata share of EBITDA from our equity method investment in Blue Mountain, which decreased from $8.3 million in the three months ended March 31, 2013 to $8.0 million in the three months ended March 31, 2014. Excluding the impact of an unfavorable foreign currency translation adjustment of $0.8 million, our pro rata share of EBITDA from our equity method investment in Blue Mountain would have been $0.4 million higher than the prior year period. In total, Mountain Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $2.3 million.

Adventure

	Three Months Ended March 31,
	2013	2014	Change	% Change
	(dollars in thousands)
Adventure revenue	$52,035	$51,372	$(663)	-1.3%
Adventure Adjusted EBITDA	$17,642	$18,815	$1,173	6.6%

Adventure revenue.    Adventure revenue decreased $0.7 million, or 1.3%, from $52.0 million in the three months ended March 31, 2013 to $51.4 million in the three months ended March 31, 2014. The decrease in Adventure revenue was primarily due to a $1.2 million decrease in CMH revenue, from $45.9 million in the three months ended March 31, 2013 to $44.7 million in the three months ended March 31, 2014. Excluding the impact of an unfavorable foreign currency translation adjustment of $4.2 million, CMH revenue would have been $3.1 million higher than the prior year period. The increase is primarily attributable to an increase in premium priced trips compared to the prior year period. Revenue from ancillary services increased $0.5 million, from $6.2 million in the three months ended March 31, 2013 to $6.7 million in the three months ended March 31, 2014. Revenue from ancillary services was impacted by an unfavorable foreign currency translation adjustment of $0.6 million.

Adventure Adjusted EBITDA.    Adventure Adjusted EBITDA increased $1.2 million, or 6.6%, from $17.6 million for the three months ended March 31, 2013 to $18.8 million in the three months ended March 31, 2014. The increase in Adventure Adjusted EBITDA was related to a $2.1 million decrease in Adventure operating expenses, from $32.5 million in the three months ended March 31, 2013 to $30.5 million in the three months ended March 31, 2014, primarily attributable to lower variable expenses and lower maintenance expense. The increase in Adventure Adjusted EBITDA was partially offset by a $0.7 million decrease in Adventure revenue and a $0.3 million increase in Adjusted EBITDA attributable to our noncontrolling interest in Alpine Helicopters Inc., which is removed from Adventure Adjusted EBITDA. Additionally, Adventure Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $2.1 million.

Real Estate

	Three Months Ended March 31,
	2013	2014	Change	% Change
	(dollars in thousands)
Real Estate revenue	$19,104	$18,876	$(228)	-1.2%
Real Estate Adjusted EBITDA	$5,104	$4,279	$(825)	-16.2%

Real Estate revenue.    Real Estate revenue decreased $0.2 million, or 1.2%, from $19.1 million in the three months ended March 31, 2013 to $18.9 million in the three months ended March 31, 2014. The decrease was primarily related to a decrease of $1.1 million at IHM. Additionally, IRCG revenue decreased $0.5 million due to an unfavorable foreign currency translation adjustment. These decreases were partially offset by $1.4 million of revenue from the sale of land at Tremblant in February 2014.

Real Estate Adjusted EBITDA.    Real Estate Adjusted EBITDA decreased $0.8 million, or 16.2%, from $5.1 million in the three months ended March 31, 2013 to $4.3 million in the three months ended March 31, 2014. The decrease was primarily attributable to a $0.2 million decrease in Real Estate revenue coupled with an increase in operating expenses of $0.6 million, from $16.4 million in the three months ended March 31, 2013 to $17.0 million in the three months ended March 31, 2014. The net decrease was partially offset by a $0.4 million increase in our pro rata share of EBITDA from our equity method investment in MHM which increased from $0.2 million in the three months ended March 31, 2013 to $0.6 million in the three months ended March 31, 2014. Additionally, Real Estate Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $0.2 million.

Comparison of Segment Results for the Nine Months Ended March 31, 2013 and 2014

Mountain

	Nine Months Ended March 31,
	2013	2014	Change	% Change
Skier Visits	2,986,765	3,195,913	209,148	7.0%
Revenue per Visit	$104.79	$101.61	$(3.18)	-3.0%
ETP	$46.17	$44.83	$(1.34)	-2.9%
RevPAR	$64.85	$64.83	$(0.02)	n/m
ADR	$163.31	$161.61	$(1.7)	-1.0%
	(dollars in thousands)
Mountain revenue:
Lift	$137,912	$143,264	$5,352	3.9%
Lodging	37,071	36,797	(274)	-0.7%
Ski School	26,031	27,950	1,919	7.4%
Retail and Rental	41,476	41,944	468	1.1%
Food and Beverage	40,273	42,490	2,217	5.5%
Other	30,208	32,303	2,095	6.9%
Total Mountain revenue	$312,971	$324,748	$11,777	3.8%
Mountain Adjusted EBITDA	$95,597	$100,582	$4,985	5.2%

Mountain revenue.    Mountain revenue increased $11.8 million, or 3.8%, from $313.0 million in the nine months ended March 31, 2013 to $324.7 million in the nine months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits of 7.0% compared to the same period in the prior year. Skier Visits increased due to an increase in the number of season pass and frequency products sold. The increase in Skier Visits exceeded the increase in Mountain revenue, in percentage terms, principally as a result of increased season pass usage. ETP decreased $1.34, or 2.9%, from $46.17 in the nine months ended March 31, 2013 to $44.83 in the nine months ended March 31, 2014. Excluding the impact from an unfavorable foreign currency translation adjustment, ETP decreased $0.62, or 1.3%, from $46.17 in the nine months ended March 31, 2013 to $45.55 in the nine months ended March 31, 2014. The decrease in ETP was related to a greater proportion of visits from season pass and frequency product holders during the three months ended December 31, 2013 which puts downward pressure on ETP as season pass and frequency product holders increase their usage. Season pass and frequency product revenue for the 2013/2014 ski season increased 18.0% compared to the same period in the prior year and comprised 32.8% and 37.2% of total lift revenue for the nine months ended March 31, 2013 and 2014, respectively. Additionally, Mountain revenue was impacted by an unfavorable foreign currency translation adjustment of $5.4 million.

Lift revenue.    Lift revenue increased $5.4 million, or 3.9%, from $137.9 million in the nine months ended March 31, 2013 to $143.3 million in the nine months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits. Additionally, Lift revenue was impacted by an unfavorable foreign currency translation adjustment of $2.3 million.

Lodging revenue.    Lodging revenue decreased slightly from $37.1 million in the nine months ended March 31, 2014 to $36.8 million the nine months ended March 31, 2013. Lodging revenue was impacted by an unfavorable foreign currency translation adjustment of $0.9 million.

Ski School revenue.    Ski School revenue increased $1.9 million, or 7.4%, from $26.0 million in the nine months ended March 31, 2013 to $28.0 million in the nine months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits.

Retail and Rental revenue.    Retail and Rental revenue increased $0.5 million, or 1.1%, from $41.5 million in the nine months ended March 31, 2013 to $41.9 million in the nine months ended March 31, 2014. Retail and Rental revenue was impacted by an unfavorable foreign currency translation adjustment of $1.0 million.

Food and Beverage revenue.    Food and Beverage revenue increased $2.2 million, or 5.5%, from $40.3 million in the nine months ended March 31, 2013 to $42.5 million in the nine months ended March 31, 2014. The increase was primarily due to an increase in Skier Visits partially offset by an unfavorable foreign currency translation adjustment of $0.5 million.

Other revenue.    Other revenue increased $2.1 million, or 6.9%, from $30.2 million in the nine months ended March 31, 2013 to $32.3 million in the nine months ended March 31, 2014. The increase was primarily attributable to an increase in our summer mountain biking operations during the first quarter of fiscal year 2014 and increased revenue from gift cards.

Mountain Adjusted EBITDA.    Mountain Adjusted EBITDA increased $5.0 million, or 5.2%, from $95.6 million in the nine months ended March 31, 2013 to $100.6 million in the nine months ended March 31, 2014. The increase in Mountain Adjusted EBITDA was related to a $11.8 million increase in Mountain revenue and a $0.3 million increase in our pro rata share of EBITDA from our equity method investment in Blue Mountain. Excluding the impact from an unfavorable foreign currency translation adjustment of $0.8 million, our pro rata share of EBITDA from our equity method investment in Blue Mountain would have been $1.1 million higher than the prior year period. Offsetting these increases was a $7.1 million increase in Mountain operating expenses, from $225.9 million in the nine months ended March 31, 2013 to $233.0 million in the nine months ended March 31, 2014, primarily attributable to higher staffing and other variable operating expenses driven by increased Skier Visits. Included in operating expenses during the nine months ended March 31, 2014 are certain lease payments under our lease agreement at Winter Park of $0.5 million. We add back such lease payments to Adjusted EBITDA. In total, Mountain Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $2.4 million.

Adventure

	Nine Months Ended March 31,
	2013	2014	Change	% Change
	(dollars in thousands)
Adventure revenue	$94,161	$85,526	$(8,635)	-9.2%
Adventure Adjusted EBITDA	$18,759	$19,388	$629	3.4%

Adventure revenue.    Adventure revenue decreased $8.6 million, or 9.2%, from $94.2 million in the nine months ended March 31, 2013 to $85.5 million in the nine months ended March 31, 2014. The decrease in Adventure revenue was primarily due to a $7.1 million decrease in revenue from ancillary services, from $39.3 million in the nine months ended March 31, 2013 to $32.2 million in the nine months ended March 31, 2014. The decrease in ancillary services was primarily attributable to a decrease in fire suppression activities. CMH revenue decreased $1.5 million, from $54.8 million in the nine months ended March 31, 2013 to $53.3 million in the nine months ended March 31, 2014. Excluding the impact from an unfavorable foreign currency translation adjustment of $4.7 million, CMH revenue would have been $3.2 million higher than the prior year period. The increase is primarily attributable to an increase in premium priced trips compared to the prior year period.

Adventure Adjusted EBITDA.    Adventure Adjusted EBITDA increased $0.6 million, or 3.4%, from $18.8 million in the nine months ended March 31, 2013 to $19.4 million in the nine months ended March 31, 2014. The increase in Adventure Adjusted EBITDA was related to an $8.7 million decrease in Adventure operating expenses, from $73.5 million in the nine months ended March 31, 2013 to $64.9 million in the nine months ended March 31, 2014, primarily attributable to lower variable expenses associated with reduced firefighting activities and lower maintenance expense. The increase in Adventure Adjusted EBITDA was partially offset by an $8.6 million decrease in Adventure revenue and a $0.6 million increase in Adjusted EBITDA attributable to our noncontrolling interest in Alpine Helicopters Inc., which is removed from Adventure Adjusted EBITDA. Additionally, Adventure Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $2.1 million.

Real Estate

	Nine Months Ended March 31,
	2013	2014	Change	% Change
	(dollars in thousands)
Real Estate revenue	$51,396	$46,048	$(5,348)	-10.4%
Real Estate Adjusted EBITDA	$11,974	$7,420	$(4,554)	-38.0%

Real Estate revenue.    Real Estate revenue decreased $5.3 million, or 10.4%, from $51.4 million in the nine months ended March 31, 2013 to $46.0 million in the nine months ended March 31, 2014. The decrease was related to a $3.3 million decrease in Playground revenue primarily resulting from the acceleration of sales commissions received on the exit of our brokerage engagement at Honua Kai Resort and Spa in December 2012, as well as a $1.9 million decrease at IHM. Additionally, IRCG revenue decreased $0.5 million due to lower IRCG sales volume and an unfavorable foreign currency translation adjustment of $1.0 million. These decreases were partially offset by $1.4 million of revenue from the sale of land at Tremblant in February 2014.

Real Estate Adjusted EBITDA.    Real Estate Adjusted EBITDA decreased $4.6 million, or 38.0%, from $12.0 million in the nine months ended March 31, 2013 to $7.4 million in the nine months ended March 31, 2014. The decrease was attributable to a $5.3 million decrease in Real Estate revenue, partially offset by a $0.4 million decrease in real estate operating expenses, from $45.0 million in the nine months ended March 31, 2013 to $44.6 million in the nine months ended March 31, 2014. The decrease in real estate operating expenses was primarily due to lower variable expenses driven by lower IRCG sales volume and an unfavorable foreign currency translation adjustment of $0.4 million. Additionally, our pro rata share of EBITDA from our equity method investment in MHM increased $0.7 million from $0.1 million in the nine months ended March 31, 2013 to $0.8 million in the nine months ended March 31, 2014.

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

We remove the following items from net income (loss) attributable to the Company to get to Adjusted EBITDA:

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

For purposes of calculating Adjusted EBITDA, we also add to net income (loss) attributable to the Company our pro rata share of Adjusted EBITDA related to equity method investments included within our reportable segments, which include Blue Mountain (Mountain), Chateau M.T. Inc. (Real Estate) and Mammoth Hospitality Management, LLC (Real Estate). We believe the Adjusted EBITDA from these investments is representative of the underlying performance of our ongoing operations. Our pro rata share of Adjusted EBITDA is calculated based on our economic ownership percentage of the applicable equity method investee.

Finally, in calculating Adjusted EBITDA, we adjust net income (loss) attributable to the Company to include net income and losses attributable to noncontrolling interests within our reportable segments, and then remove Adjusted EBITDA attributable to the noncontrolling interest so that only our share of Adjusted EBITDA is captured within Adjusted EBIDTA. Alpine Helicopters (Adventure) was the only consolidated entity within our reportable segments with a noncontrolling interest during the periods presented. All revenue and expenses of noncontrolling interests not within our reportable segments are removed from net income (loss) attributable to the Company to derive Adjusted EBITDA.

The following table reconciles from total segment Adjusted EBITDA to net income (loss) attributable to the Company for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
	(dollars in thousands)
Total segment Adjusted EBITDA(a)	$136,697	$142,672	$126,330	$127,390
Legacy and other non-core expenses, net	(5,709)	(1,103)	(17,483)	(5,337)
Other operating expenses	(1,681)	(4,570)	(2,885)	(8,078)
Depreciation and amortization	(14,567)	(15,122)	(44,227)	(42,265)
Gain (loss) on disposal of assets	(3,065)	(212)	(4,061)	1
Impairment of real estate	—	—	(62)	(633)
Interest income, net	404	(136)	1,322	1,269
Interest expense on third party debt	(16,101)	(10,876)	(82,534)	(42,500)
Interest expense on notes payable to affiliates	(58,941)	—	(172,509)	(119,858)
Earnings (loss) from equity method investments	8,117	6,670	(2,816)	3,127
Pro rata share of EBITDA related to equity method investments	(9,439)	(9,327)	(10,548)	(11,410)
Gain on disposal of equity method investments	—	—	18,923	—
Adjusted EBITDA attributable to noncontrolling interest	1,856	2,108	1,856	1,277
Loss on extinguishment of debt	—	—	(11,152)	(35,480)
Other income (expense), net	339	373	1,437	(514)
Income tax (expense) benefit	24,950	(77)	24,608	(374)
Income attributable to noncontrolling interest	(730)	(1,514)	(322)	(860)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$62,130	$108,886	$(174,123)	$(134,245)

(a)	Total segment Adjusted EBITDA equals Adjusted EBITDA. For additional discussion of Adjusted EBITDA see Part I - Item 1, Financial Statements (unaudited), Note 15, “Segment Information” to the condensed consolidated financial statements of the Company.

Liquidity and Capital Resources

Overview

Our primary goal as it relates to liquidity and capital resources is to attain and retain the optimal level of debt and cash to maintain operations and fund expansions, replacement projects and other capital investments and to ensure that we are poised for external growth in our industries. Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, capital expenditures and servicing our debt.

Due to the seasonality of our business, there are significant fluctuations in our cash and liquidity throughout the year. Our cash balances are typically at their highest at the end of our third fiscal quarter, following the ski season, and at their lowest toward the middle of our second fiscal quarter, before the start of the ski season.

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $75.6 million and $76.6 million of cash from operating activities during the nine months ended March 31, 2013 and 2014, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter generating the highest cash flows due to the seasonality of our business.

As part of the refinancing on December 9, 2013, we entered into the New Credit Agreement, which provided for a $540.0 million Term Loan, a $55.0 million New LC Facility, and a $25.0 million New Revolver as described in Part I - Item 1, Financial Statements (unaudited), Note 7, “Long-Term Debt and Note Payable to Affiliates”. The borrowings under the Term Loan, together with cash on hand and $48.3 million contributed to us by Fortress, were used to refinance and extinguish the existing debt under the FY13 Lien Loans.

As of March 31, 2014, we have available capacity of $6.6 million under the New LC Facility and $25.0 million under the New Revolver. The New Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the covenants of the New Credit Agreement as of March 31, 2014.

On February 5, 2014, we completed our IPO and sold 3,125,000 shares of common stock at an offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $28.5 million. We intend to use such proceeds for working capital and other general corporate purposes, which may include potential investments in, and acquisitions of, ski and adventure travel businesses and assets.

We generated cash flows of $117.9 million during the nine months ended March 31, 2013 primarily from the sale of our investment in Whistler Holdings. We also generated cash flows of $0.8 million and $0.2 million during the nine months ended March 31, 2013 and 2014, respectively, from the sale of legacy real estate assets. Going forward, we do not expect to generate significant cash flows from non-core asset sales, as we have divested substantially all of our non-core real estate assets.

We expect that our liquidity needs for at least the next twelve months will be met by continued utilization of operating cash flows, proceeds from our recent IPO, and borrowings under the FY14 Loans, if needed.

Our cash and cash equivalents balance as of March 31, 2014 was $101.9 million.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

We make capital expenditures to maintain the quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are non-discretionary, including snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make capital expenditures that are discretionary in nature that are intended to improve our level of service or increase the scale of our operations. Capital expenditures were $21.4 million and $36.9 million for the nine months ended March 31, 2013 and 2014, respectively, or 4.6% and 7.9% of total revenue for the respective periods. The increase in capital expenditures in the nine months ended March 31, 2014 was attributable to several growth capital projects undertaken during the fiscal quarters.

We paid principal, interest and fees to our lenders of $769.3 million and $613.4 million for the nine months ended March 31, 2013 and 2014, respectively, as part of the refinancing of our senior debt facilities. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020. Total debt decreased $1.4 billion from June 30, 2013 to March 31, 2014 as a result of the Restructuring.

Our debt service requirements can be impacted by changing interest rates as we had $538.7 million of variable rate debt outstanding as of March 31, 2014. As of March 31, 2014, LIBOR was 0.23%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.2 million. A decrease in LIBOR would not impact our annual interest payments due to the LIBOR floor.

Cash Flows for the Nine Months Ended March 31, 2013 and 2014

The table below sets forth for the periods indicated our net cash flow from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Nine Months Ended March 31,
	2013	2014	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$75,590	$76,604	$1,014
Investing activities	97,025	(42,430)	(139,455)
Financing activities	(135,583)	9,313	144,896
Effect of exchange rate on cash	115	(1,381)	(1,496)
Net increase in cash and cash equivalents	$37,147	$42,106	$4,959

Operating Activities

The $1.0 million increase in cash provided by operating activities was primarily related to the timing of cash flows related to normal changes in working capital.

Investing Activities

The $139.5 million decrease in cash provided by investing activities was primarily related to the sale of our investment in Whistler Holdings in the prior year period coupled with higher capital expenditures associated with new revenue producing projects at our resorts, including the $2.9 million purchase of real estate for development, in the current fiscal year period.

Financing Activities

The $144.9 million decrease in cash used in financing activities was primarily related to lower principal repayments of debt in the current period versus the prior period and proceeds received from our initial public offering in February 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Prospectus other than those discussed in Part 1 - Item 1 Financial Statements (unaudited), Note 7, “Long-Term Debt and Notes Payable to Affiliates”.

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

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part I - Item 1, Financial Statements (unaudited), Note 2, “Significant Accounting Policies”.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At March 31, 2014, we had $538.7 million of variable rate indebtedness, representing approximately 95% of our total debt outstanding, at an average interest rate for the three months ended March 31, 2014 of approximately 5.5%. As of March 31, 2014, LIBOR was 0.23%. As our variable-rate borrowings have a LIBOR floor of 1.0%, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.2 million. A decrease in LIBOR would not impact our annual interest payments due to the LIBOR floor.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 40% and 38% of total revenue for the nine months ended March 31, 2013 and 2014. Based upon our ownership of international subsidiaries as of March 31, 2014, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have decreased our reported revenue for the nine months ended March 31, 2014 by approximately $16.5 million. Any negative impact on revenue would be naturally hedged, in part, by our foreign denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

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

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part II - Item 1, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On February 5, 2014, we completed our IPO of 3,125,000 shares of our common stock at $12.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, as amended (SEC File No. 333-192252), which was declared effective by the SEC on January 30, 2014. Fortress sold an additional 14,843,750 shares of our common stock, including 2,343,750 shares sold upon exercise of an option granted to the underwriters. The common stock is listed on the New York Stock Exchange under the symbol “SNOW.” We generated net proceeds of approximately $28.5 million related to our sale of 3,125,000 shares of our common stock, after deducting underwriting discounts, commissions and offering expenses. We deposited the proceeds from the IPO into a demand deposit account with a U.S. financial institution. We did not receive any proceeds from the sale of our common stock by Fortress. There is no material change in the planned use of proceeds from our IPO as described in our Prospectus.

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

Intrawest Resorts Holdings, Inc.

Date: May 13, 2014	By:	/s/ Gary W. Ferrera
Gary W. Ferrera Executive Vice President, Chief Financial Officer and Treasurer Principal Financial Officer and Authorized Signatory

Date: May 13, 2014	By:	/s/ Juan C. Perez
Juan C. Perez Senior Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.1	Stockholders Agreement, dated January 30, 2014, by and between the Registrant and Intrawest Europe Holdings S.À R.L. and Intrawest S.À R.L.				X
10.2	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and William A. Jensen.	S-1/A	10.29	January 21, 2014
10.3	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and Joshua B. Goldstein.	S-1/A	10.30	January 21, 2014
10.4	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and Gary W. Ferrera.	S-1/A	10.31	January 21, 2014
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350)					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document