Form 10-K
period 2014-06-30
Intrawest Resorts Holdings, Inc.
filed 2014-09-23
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36286

Intrawest Resorts Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3681098
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1621 18th Street, Suite 300
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

(303) 749-8200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant completed the initial public offering of its common stock on February 5, 2014. Accordingly, there was no public market for the registrant's common stock as of December 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter.

As of September 22, 2014, 45,051,124 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended June 30, 2014.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including:

•	weakness in general economic conditions;

•	lack of adequate snowfall and unfavorable weather conditions;

•	adverse events that occur during our peak operating periods;

•	our failure to achieve the expected benefits of our recent acquisition of 50.0% of Blue Mountain and other risks associated with our acquisition strategy;

•	Steamboat Ski & Resort’s dependence on subsidized direct air service;

•	risks related to information technology;

•	our potential failure to maintain the integrity of our customer or employee data;

•	unexpected significant changes in foreign currency exchange rates;

•	adverse consequences of ongoing legacy litigation or future legal claims;

•	our ability to monetize real estate assets;

•	a partial or complete loss of Alpine Helicopters Inc.’s services;

•	the effects of climate change on our business operations;

•	our ability to maintain effective internal control over financial reporting;

•
risks associated with Fortress’s(as defined below)ownership of a majority of our outstanding common stock, including potential sales of shares held by Fortress, governance rights in our stockholders' agreement with Fortress and potential conflicts of interests; and

•	our substantial leverage, which could adversely affect our ability to raise additional capital to support our growth strategy.

You should carefully consider the risks described in Part I - Item 1A, Risk Factors, of this Annual Report on Form 10-K. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS.

Overview

We are a North American mountain resort and adventure company, delivering distinctive vacation and travel experiences to our customers for over three decades. We own interests in seven four-season mountain resorts geographically diversified across North America’s major ski regions with more than 11,000 skiable acres and over 1,140 acres of land available for real estate development. We also operate an adventure travel business, the cornerstone of which is Canadian Mountain Holidays ("CMH"), a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties; manage condominium hotel properties; and sell and market residential real estate.

Intrawest Resorts Holdings, Inc. is a Delaware corporation that was formed on August 30, 2013, and had not, prior to the completion of the restructuring transactions in which it acquired substantially all of the assets, liabilities and operations of Intrawest Cayman L.P. (the "Partnership"), conducted any activities other than those incidental to its formation for the preparation of its initial public offering, which was completed in February 2014. The Partnership was formed on February 22, 2007 as a holding company that operated through various subsidiaries primarily engaged in the operation of mountain resorts, adventure, and real estate businesses, principally throughout North America. See Part II- Item 8, Financial Statements and Supplementary Data, Note 1, "Formation and Business" under “Restructuring”.

Unless the context suggests otherwise, references in this document to the “Company”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the restructuring transactions and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions.

We operate our business through three reportable segments: Mountain, Adventure and Real Estate.

Mountain Segment

The Mountain segment includes our mountain resorts and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario, of which we owned a 50.0% interest prior to our acquisition of the remaining 50.0% interest in September 2014. Our Mountain segment contributed 68.4%, 65.5% and 64.5% of total reportable segment revenue for the years ended June 30, 2014, 2013 and 2012, respectively.

Steamboat Ski & Resort (operating since 1963) is located in the Colorado Rocky Mountains, 157 miles northwest of Denver, with access via direct flights from several major national airports including: New York, Los Angeles, Chicago, Houston, Atlanta, Minneapolis, Seattle, Dallas, San Francisco, and Washington D.C. The town of Steamboat Springs, Colorado, where Steamboat is located, has a strong heritage of winter sports, as evidenced by the 88 winter Olympians that have trained in the town. The resort features a combination of high-end customer services (such as a full service spa and fine dining restaurants), an 1880’s western atmosphere and some of the most consistent snowfall in the Rocky Mountain region. Known for its Champagne Powder® snow, the average snowfall at Steamboat is approximately 25% more than the historical Rocky Mountain regional resort average of 283 inches. Steamboat features 2,965 skiable acres and a maximum vertical drop of 3,668 feet. During the 2013/2014 ski season, Steamboat added night skiing and opened a new on-mountain restaurant with a seating capacity of over 250.

Winter Park Resort (operating since 1939) is located in the Colorado Rocky Mountains, 67 miles west of Denver, and is one of the closest resorts to the Denver metropolitan area’s nearly three million residents. The resort, which is comprised of seven unique territories, including Winter Park Mountain, Mary Jane Mountain, Vasquez Cirque and Vasquez Ridge, is the longest operating mountain resort in Colorado. The resort offers more than 3,000 skiable acres, a maximum vertical drop of 3,060 feet, six terrain parks, and ‘‘world-class’’ mogul skiing, as described by Powder Magazine. Each summer, Winter Park transforms into a mountain biking destination, with one of the largest bike parks in the United States. For the 2014/2015 ski season, Winter Park is adding a new 16,000 square foot restaurant at the top of Mary Jane Mountain.

Mont Tremblant Resort (operating since 1939) is located in Quebec, within a two hour drive from the Montreal metropolitan area’s nearly four million residents and the Ottawa metropolitan area’s nearly 1.2 million residents. The resort is consistently ranked as one of the top ski resorts in Eastern North America by Ski Magazine. With 2,116 feet of vertical drop and snowmaking on 77% of trails, Tremblant offers customers the opportunity to ski down one of the biggest vertical drops in eastern Canada. In the summer, customers can play golf on two 18-hole golf courses, mountain bike, enjoy the pedestrian village, attractions, and outdoor concerts and events.

Blue Mountain Ski Resort (operating since 1941), of which we owned a 50.0% equity interest until our acquisition of the remaining 50.0% interest in September 2014, is located in Ontario, approximately 90 miles northwest of the Greater Toronto area’s approximately 5.6 million residents. With approximately 360 skiable acres and snowmaking on 93% of trails, Blue Mountain is both the largest and most popular resort in Ontario. Blue Mountain also operates a year round conference center and offers a suite of summer amenities, including an 18-hole golf course, an open-air gondola, a mountain biking facility and a waterfront park. Recent capital improvements include a conference center, a mountain roller coaster and terrain expansion, including six new trails for the 2014/2015 ski season with snowmaking coverage.

Stratton Mountain Resort (operating since 1961) is located in Southern Vermont, approximately 220 miles north of New York City and approximately 150 miles northwest of Boston, whose metropolitan areas have a combined population of more than 24.5 million residents. Situated on one of the tallest peaks in New England, Stratton features a vertical drop of 2,003 feet and snowmaking on 93% of trails. Stratton’s summer amenities include 27 holes of golf, a 22-acre golf school and a sports and tennis complex. Winter and summer customers also enjoy Stratton’s pedestrian village. Recent capital improvements at Stratton include a remodeled hotel and additional food and beverage outlets.

Snowshoe Mountain Resort (operating since 1974) is located in West Virginia and is one of the largest ski resorts in the Southeast region of the United States. Snowshoe primarily draws customers from the Baltimore-Washington D.C. and Pittsburgh metropolitan areas' combined 11.7 million residents, as well as the Southeastern United States. The resort has the biggest vertical drop in the region (1,500 feet) and 100% snowmaking coverage. The resort’s mountaintop village offers a variety of nightlife, dining and retail options. Snowshoe was named #1 Overall Ski Resort and #1 for Nightlife in the Mid-Atlantic by OnTheSnow.com, a popular skiing website, in 2012. Recent capital improvements at Snowshoe include upgraded snowmaking capabilities as well as a spa and a zipline located in the village.

Competition

There are significant barriers to entry for new ski resort developments in North America resulting from the limited number of remaining suitable sites, the difficulty in obtaining necessary government permits and the significant capital required for development and construction. As such, no major ski resorts have been developed in the past 30 years, with the last major resorts opened being Blackcomb Mountain and Beaver Creek in 1980 and Deer Valley in 1981.

Competition within the ski resort industry is based on multiple factors, including location, price, weather conditions, the quality and location of resorts included in multi-resort pass products, the uniqueness and perceived quality of the terrain for various levels of skill and ability, the atmosphere of the base village, the quality of food and entertainment and ease of travel to the resort (including direct flights by major airlines). We believe we compete effectively and our competitive position is strong, due to the unique attributes and geographic diversity among our portfolio of mountain resorts. We believe that our mountain resorts feature a sufficient quality and variety of terrain and activities to make them highly competitive with other mountain resorts.

Each of our resorts directly compete with other mountain resorts in its respective local and regional markets, as well as with other major destination resorts. Our individual mountain resorts primarily compete as follows:

•	Steamboat’s primary competition is from Breckenridge Ski Resort in Colorado, Park City Mountain Resort in Utah and other large international ski destinations.

•	Winter Park’s primary competition is from Copper Mountain Resort, Keystone Resort and other ski resorts located in proximity to Colorado’s Front Range.

•
Tremblant’s primary competition is from Mont-Sainte-Anne, Mont Blanc, Le Massif and Mont Saint-Sauveur, all located in Quebec, other resorts in the Laurentian Mountains, and both Jay Peak and Stowe Mountain in Northern Vermont.

•	Blue Mountain’s primary competition is from Horseshoe Valley Resort and Mount St. Louis, both located in Ontario, and Holiday Valley Resort in western New York.

•	Stratton’s primary competition is from other mid-to-large size ski resorts in Southern Vermont, including Okemo Mountain Resort, Mount Snow and Killington Resort.

•
Snowshoe’s primary competition is from ski resorts in the mid-Atlantic, such as Seven Springs Mountain Resort located in Pennsylvania, and Bryce Resort and Wintergreen Resort, both located in Virginia.

Adventure Segment

The cornerstone of our Adventure segment is CMH, a leading heli-skiing adventure company in North America. CMH has been providing heli-skiing trips for the past 50 years and currently operates in the Purcell, Selkirk, Monashee and Cariboo mountains of eastern British Columbia from 11 lodges, nine of which we own. CMH’s operating area encompasses 3.1 million acres of terrain granted under renewable 10 to 30 year licenses from the government of British Columbia for heli-ski/heli-hiking operations. CMH’s acreage amounts to more skiable terrain than all lift access mountain resorts in North America combined. Customers at CMH typically ski more than 18,000 vertical feet per day. Our Adventure segment contributed 20.2%, 22.0% and 22.7% of total reportable segment revenue for the years ended June 30, 2014, 2013, and 2012, respectively.

The majority of CMH’s customers for the year ended June 30, 2014 were repeat customers. CMH’s client base is geographically diverse as 50% of its total customers came from North America, 41% came from Europe and 9% came from Australia, Asia and South America combined for the year ended June 30, 2014.

To support CMH’s skiing, guiding and hospitality operations, we own a modified fleet of 39 Bell helicopters and operate Alpine Aerotech L.P. ("Alpine Aerotech"), a platinum-certified Bell helicopter maintenance, repair and overhaul ("MRO") business. Alpine Aerotech is one of only 11 platinum-certified Bell helicopter MRO businesses in the world and, in addition to servicing our helicopters, the business caters to over 500 customers from around the world. We lease a majority of our fleet of helicopters to Alpine Helicopters Inc. ("Alpine Helicopters"), of which we own 20%, which in turn acts as the exclusive provider of helicopter services to CMH. In January 2013, we restructured the Alpine Helicopters business to comply with Canadian foreign ownership regulations governing aviation flight services in Canada. Alpine Helicopters has been offering helicopter operations from bases across western Canada and the western United States for over 50 years and has long-standing relationships with the British Columbia Ministry of Forests, the Alberta Forest Service, Parks Canada and the U.S. Forest Service. Our integrated operating model enables us to scale the business and increase customer visits with limited reliance on third party providers, which we believe differentiates us from other heli-ski operations. In addition, by utilizing the same pilots each ski season, who have an average of over 7,000 hours experience and who possess extensive knowledge of the terrain, we believe CMH is able to provide a more consistent high quality customer experience.

To more efficiently utilize our aircraft year round, during the summer months, our U.S. subsidiary, Eagle Helicopters Inc. ("Eagle Helicopters"), which operates under the name Kachina Aviation, provides fire suppression and other helicopter services under contracts with the U.S. Forest Service ("USFS"), the Bureau of Land Management ("BLM") and various State governments. We also lease aircraft to unaffiliated third parties for periods ranging from one to 12 months.

Competition

CMH directly competes with other heli-skiing and snowcat operations in Canada and the United States. We believe that there are currently less than 75 heli-skiing and catskiing operators in North America, with most heli-skiing and catskiing occurring in British Columbia due to the vast alpine wilderness and consistent annual snowfall. CMH also competes to a lesser extent with lift-accessed ski resorts in North America and other parts of the world. Additionally, our ancillary aviation businesses compete with small independent operators that are able to bid on certain government contracts that are allocated to small businesses.

Real Estate Segment

Our Real Estate segment is comprised of our real estate management, marketing and sales businesses and our real estate development activities. We maintain the capability to manage, market and sell real estate through Intrawest Resort Club Group ("IRCG"), our vacation club business, Intrawest Hospitality Management ("IHM"), which manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, our residential real estate sales and marketing business. Our Real Estate segment contributed 11.4%, 12.5% and 12.8% of total reportable segment revenue for the years ended June 30, 2014, 2013 and 2012, respectively.

We derive revenue from four core IRCG activities: selling vacation club points in Club Intrawest; providing financing for the purchase by consumers of vacation club points; managing Club Intrawest’s nine properties; and running a private exchange company for Club Intrawest’s members. As of June 30, 2014, Club Intrawest had over 21,900 members.

IHM, our hospitality management business, was established in March 1998. IHM is focused on providing management services to properties owned by third parties, including the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort at Mammoth Lakes, California.

Playground, our residential real estate sales and marketing business, was established as a stand-alone business in 2001. The Playground brand is used in certain resale and brokerage operations at our mountain resorts. As we develop the land surrounding our mountain resorts, we expect Playground to provide sales and marketing expertise for these properties. Through Playground, we managed the fractional condo sales process at the Four Seasons in Vail on behalf of a third party until June 2014 and managed the condo sales process for the Honua Kai Resort and Spa in Maui, Hawaii until November 2012.

We own a significant amount of land available for development at our mountain resorts and, through our Real Estate segment, are focused on designing strategies for future development of this land in concert with planning for on-mountain and base village improvements.

Prior to 2010, we were actively engaged in the development of resort real estate. In late 2009, in light of the then-existing poor economic environment for real estate, we ceased new development activities and substantially reduced our related administrative overhead. As a result of our prior development activities, we accumulated a portfolio of core development parcels surrounding the bases of our Steamboat, Winter Park, Tremblant, Stratton and Snowshoe resorts, which we believe will provide us with the ability to increase our revenue through the potential future development of this land. We currently own core entitled land surrounding the base of our resorts totaling more than 1,140 acres, much of which is located adjacent or proximate to the ski trails at our resorts, including ski-in and ski-out parcels.

Finally, we have a 57.1% economic ownership interest in Chateau M.T., Inc. ("Chateau"), which owns a hotel and conference center in Tremblant, Quebec that is managed by Fairmont. We also have a 50.0% economic interest in Mammoth Hospitality Management, LLC ("MHM"), which runs the hospitality and lodging operations at Mammoth Mountain.

Competition

We compete with other vacation club and fractional ownership businesses in our efforts to sell points (memberships) in Club Intrawest. In addition, we compete with other property management companies in providing management services at IHM’s properties. Our managed properties compete with rental management companies, locally owned independent hotels, as well as facilities and timeshare companies that are owned or managed by national and international chains. These properties also compete for convention and conference business across the North American market. Competition within the hotel and lodging industry is generally based on quality and consistency of rooms, restaurants and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors.

Legacy, Non-Core and Other Items

Certain activities and assets, and the resulting expenses, gains and losses from such activities and assets, are either deemed to be non-core by our Chief Operating Decision Maker ("CODM") when they are not sufficiently related to our ongoing business, we plan to divest or wind them down or they are not reviewed by our CODM in evaluating the performance of our business. Non-core activities and assets that influenced our consolidated results during the financial periods presented but that have not been allocated to our reportable segments include:

•	legacy real estate carrying costs and litigation;

•	divested non-core operations; and

•
remaining non-core operations, including non-core retail revenue, management of non-core commercial properties owned by third parties and our equity method investments in Whistler Holdings and MMSA Holdings, Inc.

We disposed of legacy real estate assets and non-core operations during the years ended June 30, 2014, 2013 and 2012. In addition, we recognized losses of $0.6 million, $1.1 million and $8.1 million from impairments to the carrying value of our real estate portfolio during the years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, we have divested substantially all of our legacy real estate.

Expenses related to legacy real estate development activities include the carrying costs of legacy real estate assets and legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations and allegations that we failed to construct planned amenities. Many of the claims brought against us were similar to claims brought against residential developers industry-wide in the wake of the 2008 housing market collapse. The vast majority of these claims were filed in 2009 and 2010 when we began litigating hundreds of cases with purchasers who had entered into pre-sale contracts prior to 2010, failed to close on their purchases, and were seeking a return of their security deposits. We have been settling these and other legacy real estate claims on a consistent basis over the past few years. New claims filings relating to legacy real estate litigation are infrequent due to the amount of time that has passed since our last construction project.

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

We incur certain additional costs that we do not allocate to our operating segments because they relate to items that management does not believe are representative of the underlying performance of our ongoing operations. These items include, but are not limited to, restructuring costs, severance expenses and non-cash compensation.

Seasonality

Our business is highly seasonal. Although each of our mountain resorts and CMH operate as four-season businesses, we generate the highest revenue during our second and third fiscal quarters, which includes the peak ski season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, within our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. See Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Factors Affecting our Business—Seasonality and Fluctuations in Quarterly Results".

In an effort to partially counterbalance the concentration of revenue in the winter months, we offer non-ski season attractions at our mountain resorts, such as lift accessed sightseeing, mountain biking, guided hiking, alpine roller coasters and other recreational activities. We also operate golf courses at Stratton, Tremblant, Snowshoe and Blue Mountain. These activities help attract destination conference and group business to our mountain resorts. Similarly, CMH offers heli-hiking adventures during the summer months.

During seasonally slow times, we control operating costs by reducing operating hours and, in the case of CMH, closing a majority of our lodges and leasing a number of our helicopters for suppression activities. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

The following table contains selected unaudited statement of operations information for each quarter in the years ended June 30, 2014 and June 30, 2013 (in thousands):

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Mountain revenue	$26,518	$215,452	$75,991	$33,305
Adventure revenue	17,994	51,372	11,537	22,617
Real Estate revenue	12,482	18,876	13,922	13,250
Total reportable segment revenue	$56,994	$285,700	$101,450	$69,172

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Mountain revenue	$26,032	$207,674	$72,038	$33,259
Adventure revenue	19,461	52,035	13,079	29,047
Real Estate revenue	13,330	19,104	17,144	15,148
Total reportable segment revenue	$58,823	$278,813	$102,261	$77,454

Government Regulation and Environmental, Health and Safety

United States

Steamboat and Winter Park

Federal Regulations

The 1986 Ski Area Permit Act (the “1986 Act”) allows the USFS to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In addition, the 1986 Act requires a Master Development Plan for each ski area that is granted a SUP. Under the SUPs, the USFS has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. In addition, each distinct area of National Forest lands is required by the National Forest Management Act of 1976 to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the USFS to follow and consider in reviewing and approving proposed actions. In November 2011, the Ski Area Recreational Opportunity Enhancement Act amended the 1986 Act to clarify that the USFS is authorized to permit year-round recreational activities on National Forest lands.

A majority of the skiable terrain at Steamboat and substantially all of the skiable terrain at Winter Park is located on USFS land. As a result, each of Steamboat and Winter Park operate under a SUP.

Steamboat operates under a SUP for the use of 3,740 acres that expires on June 30, 2047. Steamboat also operates on 244 acres that it owns, essentially comprising the lower portion of the ski mountain. Winter Park operates under SUPs for the use of approximately 7,630 acres that expires on December 31, 2015. We anticipate requesting and receiving a new SUP for each resort prior to the expiration date identified above. We are not aware of the USFS refusing to issue a new SUP to replace an expiring SUP for a ski resort in operation at the time of expiration.

Each SUP contains a number of requirements, including that we indemnify the USFS from third-party claims arising out of our operations under the SUP and that we comply with applicable federal laws, such as those relating to water quality and endangered or threatened species.

For use of the SUPs, we pay a fee to the USFS. The fee for Steamboat is calculated as a percentage of sales occurring on USFS land and ranges between 1.5% and 4.0% of such sales. The fee for Winter Park is calculated under a graduated-rate fee system, which is based on the relationship between sales and gross fixed assets. While Winter Park fees have varied from year to year, these fees have averaged approximately 2.0% of sales each year since we have operated the resort. Included in the calculation of both fees are sales from, among other items, lift tickets, ski school lessons, food and beverage sales within the permit area, equipment rentals and sales of retail merchandise within the permit area. Some retail sales that are outside of the permit area are also covered at Winter Park.

The SUPs may be amended by us or by the USFS to change the permit area or permitted uses. The USFS may amend a SUP if the USFS determines that such amendment is in the public interest. While the USFS is required to seek our consent to any amendment, an amendment may be finalized over our objection. Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act (“NEPA”), both of which are discussed below.

The USFS can also terminate a SUP if it determines that termination is required in the public interest. However, to our knowledge, no SUP has ever been terminated by the USFS over the opposition of the permitee.

Master Development Plans

All improvements that we propose to make on National Forest lands under any of our SUPs must be included in a Master Development Plan (“MDP”). MDPs describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare MDPs, which set forth a conceptual overview of all potential projects at each resort. The MDPs are reviewed by the USFS for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the USFS. Notwithstanding acceptance by the USFS of the conceptual MDPs, individual projects still require separate applications to be submitted evidencing compliance with NEPA and other applicable laws before the USFS will approve such projects. We update or amend our MDPs for Steamboat and Winter Park on an as needed basis or as required under the terms of the SUPs. Our current MDPs at Steamboat and Winter Park have been accepted by USFS for expansion of our total skiable acres at those ski areas, subject to approval of individual applications for each project under NEPA and other applicable laws.

National Forest Plans

Operational and development activities on National Forest lands at Steamboat are subject to the additional regulatory and planning requirements set forth in the 1996 Revision of the Routt National Forest Land and Resource Management Plan, and operational and development activities on National Forest lands at Winter Park are subject to the additional regulatory and planning requirements set forth in the 1997 Revision of the Land and Resource Management Plan for Arapaho/Roosevelt National Forest. When approving our application for development, area expansion and other activities on National Forest lands, the USFS must adhere to the applicable Forest Plan. Any such decision may be subject to judicial review in federal court if a party, with standing, challenges a USFS decision that applies the requirements of a Forest Plan.

National Environmental Policy Act

NEPA requires the USFS to consider the environmental impact of major proposed actions on National Forest land, such as expansion of a ski area, installation of new lifts or snowmaking facilities, or construction of new trails or buildings. The studies, prepared by the USFS, are subject to public review and comment. An Environmental Impact Statement (“EIS”) is required for projects with significant impacts to the environment and the process can be lengthy to complete. Projects that require an EIS typically take longer to approve than projects that require an Environmental Assessment (“EA”), which is prepared for projects with less significant impacts.

In each study, the USFS is required to analyze alternatives to the proposed action, including not taking the proposed action, as well as impacts that may be unavoidable. Following completion of the study, the USFS may decide not to approve the proposed action or may decide to approve an alternative. Completion of the NEPA process does not guarantee that a project will be built.

Projects may also be completed under NEPA absent an EIS or an EA if they are eligible under a Categorical Exclusion (“Cat Ex”). Cat Ex projects consist of those projects that are not expected to have a significant environmental impact. The USFS has a list of Cat Ex projects and some projects at Steamboat and Winter Park are eligible to be completed under a Cat Ex.

Stratton

Act 250 is a land use and development control law enforced by the Vermont Agency of Natural Resources that requires developers to consider impacts to, among other things, waterways, air, wildlife and earth resources using 10 criteria that are designed to safeguard the environment, community life and aesthetic character of Vermont. The State of Vermont Natural Resources Board, District Environmental Commission has the power to issue or deny a permit to real estate developers for any project that encompasses more than 10 acres, or more than one acre for towns that do not have permanent zoning and subdivision bylaws. The law also applies to any development project with more than 10 housing units or housing lots, and may apply for proposed construction above 2,500 feet of elevation. Stratton has a Master Plan detailing the real estate development considerations within the resort boundary. All projects within Stratton’s Master Plan have completed or will need to complete the Act 250 process at the project level.

The Vermont Department of Public Service is the state agency charged with oversight of propane facilities in Vermont for the Federal Government’s Office of Pipeline Safety, which administers the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration’s propane pipeline regulatory program. Stratton owns an extensive propane distribution system consisting of three 30,000 gallon above-ground propane storage tanks and related piping, regulators, vaporizers and other equipment for the purpose of providing propane to homes in the Stratton area and to Stratton’s facilities. A third party supplies and operates the system.

Stratton also operates a waste water treatment facility. Operation of the waste water treatment facility requires state and local permits, and we are currently subject to a water quality remediation plan to reduce heat and sediment discharges.

Snowshoe

Snowshoe is home to the Cheat Mountain salamander, a threatened endangered species. Prior to conducting certain development activities at Snowshoe, we must submit a site survey to the U.S. Fish and Wildlife Service demonstrating the impact of the development activities on the Cheat Mountain salamander habitat at Snowshoe.

Snowshoe, through its subsidiary, Cheat Mountain Water Company, Inc., a private utility, owns and operates a potable water facility that is approximately 40 years old and requires state and local permits to operate in Pocahontas County in the State of West Virginia. Due to the age of this facility and increasingly more stringent water discharge standards, we are evaluating our options with respect to the facility, including potentially transferring the facility to a private operator, not-for-profit or municipality in the next few years.

USTs

The federal Solid Waste Disposal Act provides authority to the U.S. Environmental Protection Agency (“EPA”) to regulate underground storage tanks (“USTs”). USTs are present at Steamboat, Winter Park and Stratton and assist in storing fuel for base and mountain operations. In some states, if approved by the EPA, the state UST program will govern over the federal regulations.

Canada

Tremblant

Our operations at Tremblant are also subject to a variety of federal, provincial and local laws, including environmental laws and health and safety regulations. Our ski operations are also subject to provincial regulations pertaining to the safety of our lifts and of individuals using our facilities at Tremblant for downhill activities. In addition, our operations at Tremblant are subject to the Province of Quebec’s labor code. At Tremblant, there is one UST and it is regulated by the Ministry of Sustainable Development, Environment, Wildlife and Parks.

Our operations at Tremblant are also subject to municipal bylaws and regulations enacted by the Municipality of Mont-Tremblant that regulate, most notably, zoning, development, commercial advertising and the environment. Furthermore, in 1991, Tremblant entered into a master agreement with the Municipality of Mont-Tremblant. The agreement governs Tremblant’s real estate development and the operation of its village, as well as the use of municipal water for the purposes of snow making.

Blue Mountain

Blue Mountain operates under a variety of federal, provincial, and municipal laws and regulations. Land use development is regulated by Grey County and the Town of the Blue Mountains through their respective Official Plan and Zoning By-laws. Furthermore, development activities located along the Niagara Escarpment are regulated by the Niagara Escarpment Commission through the Niagara Escarpment Plan. In terms of environmental laws and regulations, the primary government ministries and agencies regulating Blue Mountain operations include the Ministry of the Environment, Ministry of Natural Resources, and local area conservation authorities including Grey Sauble Conservation Authority and Nottawasaga Valley Conservation Authority. In terms of health and safety, Blue Mountain is regulated by the Ontario Ministry of Labour and the Workplace Safety and Insurance Board.

Non-potable water for snowmaking, golf course irrigation, and landscaping is sourced through a pipeline that connects the resort to Nottawasaga Bay, Georgian Bay and is supplied under a Permit to Take Water (PTTW), issued by the Ministry of the Environment. Permits and/or agreements with the Ministry of Transportation and Grey County permit us to locate our watermain under their respective road allowances. Blue Mountain’s water supply system also includes a water intake pipe and pumphouse located on lands owned by the municipality in which Blue Mountain has a 30-year lease agreement (with a 30-year renewal option).

CMH

CMH operates on land tenures issued by the Province of British Columbia in extensive areas inside and outside parks and protected areas. Pursuant to British Columbia’s Land Act, tenures are issued by the Ministry of Forests, Lands and Natural Resource Operations as Licenses of Occupation or Leases outside park and protected areas, on lands designated as vacant Crown land. Pursuant to British Columbia’s Park Act, tenures are issued, in the form of permits, by the same ministry.

Detailed management plans and maps are submitted as a foundation for the applications for tenures. The tenure applications are reviewed by the ministry and shared with a range of other government departments and public groups as referrals. They are also advertised in local newspapers for public comment. Applications must also be referred to local First Nations groups for comment. Most of the tenures that CMH holds are 30 years in length and are renewable at mid-term. CMH is required to renew or replace its tenure applications. While CMH has been able to renew its tenures several times in the past, the province retains the right not to renew all or a portion of the tenures for reasons of non-compliance, environmental protection or when the land is needed for what the province deems to be a “higher and better use.”

Currently, CMH is the only heli-ski and heli-hiking operator operating within its tenured land, although the province has the legal right to issue additional tenures for the same use. The land management environment in British Columbia is such that the tenured operating areas for CMH can and do overlap with a range of other activities, such as forest management, mining and mineral exploration, and public recreation.

Alpine Aerotech

Alpine Aerotech is subject to a variety of federal, provincial and local laws and regulations applicable in the field of manufacturing, maintenance and repair of airframe parts and engines.

Water

We rely on a supply of water to operate our ski areas for domestic use and snowmaking purposes. Availability of water depends on the existence of adequate water rights as well as physical delivery of the water when and where it is needed.

At our mountain resorts in Colorado, we own or have ownership or leasehold interests in water rights individually or through stock ownership in ditch and reservoir companies, groundwater wells and other sources. The primary source of snowmaking water for Steamboat is the Yampa River, in which we have adjudicated absolute water rights granting us access to water in accordance with those rights. The primary water source for Winter Park’s snowmaking operations is the Moffat Collection System canal located, in part, on the ski area, and owned and operated by the Water Department of the City and County of Denver (“Denver Water”). Through our leasehold interest in water rights obtained by acquisition of shares in the Clinton Ditch and Reservoir Company at its formation in 1992 and our subsequent agreements with other water users in the region, we obtained the right to use water from the Denver Water canal in sufficient amounts to support our snowmaking operations at Winter Park. At both our Colorado resorts, base area water is obtained through municipal suppliers and on-mountain water needs are satisfied primarily from on-mountain wells for which adequate water rights are owned or obtained through leasehold arrangements. We believe we have rights to sufficient quantities of water for the operation of our mountain resorts for the foreseeable future.

Delivery of the snowmaking water to each resort typically comes from water diverted directly into the snowmaking system. The streams that deliver the water are subject to minimum stream flows, freezing and other limitations that may prevent or reduce the amount of water physically available to the resort. Other on-mountain water comes from wells from which water is pumped to on-site storage facilities where it is treated and then supplied to the various facilities where it will be used.

Intellectual Property

To protect the Company and our resorts as branded businesses with strong name recognition, we have registered trademarks in the United States, Canada and Mexico. We also rely on a combination of trademark licenses and other contracts, both as licensee and licensor of third party trademarks, as well as common law trademark and trade name rights. Third party policies governing reporting of unauthorized use of trademarks also assist in the protection of our trademark rights. The duration of our trademark registrations varies from country to country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken, including sending demand letters and taking actions against third parties, may not prevent unauthorized use by others in all instances. The failure to adequately build, maintain and enforce our trademark portfolio could impair the strength of our brands.

Employees

Given the seasonal nature of our business, the number of people that we employ varies considerably throughout the fiscal year. We employ significantly more people during the peak ski season than during the summer season. During the peak 2013/2014 ski season, we had approximately 9,100 employees, approximately 2,200 of whom were employed on a full-time basis. As of June 30, 2014, we had approximately 4,000 employees, approximately 2,200 of whom were employed on a full-time basis. During the peak 2013/2014 ski season, Blue Mountain had approximately 1,810 employees, approximately 446 of whom were employed on a full-time basis. As of June 30, 2014, Blue Mountain had approximately 1,101 employees, approximately 455 of whom were employed on a full-time basis.

As of June 30, 2014, approximately 200 of Tremblant’s year-round employees and the majority of its additional seasonal employees are members of the union Le Syndicat Des Travailleurs(euses) de La Station du Mont Tremblant (CSN). The current contract with the union expires on October 31, 2015. In addition, approximately 70 ski patrol employees at Steamboat are members of the Communication Workers of America / Steamboat Professional Ski Patrol Association. In December 2013, the parties approved a new contract with the union, which expired on September 1, 2014. We are currently negotiating a new contract with the union and do not believe it will have significant impact on our operations at Steamboat during the upcoming 2014/2015 ski season. Other than as noted above, none of our employees are covered by a collective bargaining agreement.

We consider our relations with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Part II- Item 8, Financial Statements and Supplementary Data, Note 18, "Segment Information".

Corporate Information

Our website can be accessed at http://www.intrawest.com. The website contains information about us and our operations. Our principal executive offices are located at 1621 18th Street, Suite 300, Denver, Colorado 80202. Our telephone number is (303) 749-8200.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K; proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, amendments, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at www.ir.intrawest.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should be carefully considered together with the other information contained in this report.

Risks Related to Our Business

Our industry is sensitive to weakness in the economy and we are subject to risks associated with the overall leisure industry.

Weak economic conditions in the United States and Canada or elsewhere in the world, including high unemployment and erosion of consumer confidence, could have a material adverse effect on our industry. We provide skiing and mountain adventure experiences with a relatively high cost of participation. An economic downturn or weak economic conditions generally could reduce consumer spending on recreational activities, resulting in declines in visits to, and spending at, our mountain resorts and CMH, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, we may be unable to increase the price of our lift products or other offerings during an economic downturn despite our history of being successful in raising such prices under a variety of economic conditions.

Furthermore, our industry is sensitive to the willingness and ability of individuals to travel. Global or regional events, such as acts of terrorism, the spread of contagious diseases, political events or military conflicts, or increases in commercial airfare or gasoline prices could adversely impact an individual’s willingness or ability to travel to our properties, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Our industry is vulnerable to lack of adequate snowfall or unseasonable weather conditions.

The ability to attract winter customers to mountain resorts is influenced by adequate snowfall and weather conditions. Warm weather may result in rain, snow melt and inadequate natural snowfall and may render snowmaking wholly or partially ineffective in maintaining skiing conditions. For example, the North American 2011/2012 ski season was marked by some of the lowest natural snowfall amounts in 20 years and we experienced a decline in skier visits during the 2011/2012 ski season compared to prior and subsequent years. Conversely, extreme weather conditions may adversely affect the customer experience or result in lift closures and may also make it difficult for customers to access mountain resorts. The early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall ski season, including pre-season sales of season passes and frequency pass products at our mountain resorts. Although heli-skiing is less susceptible to customer fluctuations due to weather conditions than our mountain resorts, as most heli-skiing customers book their visits significantly in advance of the ski season, CMH remains susceptible to risks related to inclement weather because we provide customers with credits, which may be used during future seasons, if weather conditions prevent customers from reaching the guaranteed amount of vertical feet of skiing. As a result, inclement weather at our CMH sites during one ski season may materially adversely affect our CMH results of operations in future years when the credits are used. In addition, unseasonable weather or rain can adversely affect summer visits to our mountain resorts and heli-hiking sites.

Our business is highly seasonal and the occurrence of adverse events during our peak periods could have a material adverse effect on our results of operations and cash flows.

Although each of our mountain resorts and CMH operate as four-season businesses, we generate the vast majority of our revenue during our third fiscal quarter, which is the peak ski season, followed by the second fiscal quarter. As a result of the seasonality of our business, many of our mountain resorts and CMH typically experience operating losses during the first and fourth fiscal quarters of each fiscal year. In addition, throughout our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Furthermore, we sell a significant portion of our season pass products, pre-sold destination packages and CMH trips during our first fiscal quarter and the first month of our second fiscal quarter. The seasonality of our revenue and our dependence on peak operating and selling periods increases the impact of certain events on our results of operations. The occurrence of any of the other risk factors discussed herein during these peak operating or selling periods could have a disproportionate and material adverse effect on our results of operations and cash flows.

Variations in the timing of peak holidays and weekends may affect the comparability of our results of operations.

Depending on how peak holidays and weekends fall on the calendar, in any given year we may have more or less peak holidays and weekends in any given fiscal quarter compared to prior years, with a corresponding difference in a preceding or subsequent fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our quarterly results of operations from one fiscal year to the next.

We are vulnerable to the risk of natural disasters, including forest fires, avalanches, landslides, drought and hurricanes.

A severe natural disaster, such as a forest fire, avalanche, landslide, drought or hurricane, may not be fully covered by our insurance policies and may interrupt our operations, require evacuations, severely damage our properties and impede access to our properties in affected areas, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, our ability to attract customers to our properties is influenced by the aesthetics and natural beauty of the outdoor environment where our properties are located. In the recent past, the combination of drought conditions and a pine-beetle epidemic led to an increase in forest fires in the Western United States, including Colorado. A severe forest fire or other natural disaster could damage our properties or surrounding areas and have a long-term negative impact on customer visitation, as it would take several years for the environment to recover. Our insurance policies may not cover lost revenue due to a decline in visitation caused by damage to our properties or surrounding areas.

The high fixed cost structure of our businesses can result in significantly lower margins.

Our profitability is highly dependent on visitation at our mountain resorts and CMH. However, the cost structure of our business has significant components that cannot be eliminated when skier visits decline, including costs related to utilities, information technology, insurance, year-round employees and equipment. Our aviation business that supports CMH is capital intensive and requires highly skilled and experienced pilots and engineers. We are primarily responsible for the cost of maintaining our aircraft and flight crews, irrespective of the volume of flight hours. The occurrence of other risk factors discussed herein could adversely affect visitation at our resorts and we may not be able to reduce fixed costs at the same rate as declining revenue. If cost-cutting efforts are insufficient to offset declines in revenue or are impracticable, we could experience a material decrease in our margins. Accordingly, our profits may be disproportionately reduced during periods of declining revenue.

A disruption in our water supply would impact our snowmaking capabilities and operations.

Our operations are heavily dependent upon our access to adequate supplies of water to make snow and otherwise conduct our operations. Our mountain resorts are subject to federal, state, provincial and local laws and regulations relating to water rights. Changes in these laws and regulations may adversely affect our operations. In addition, drought conditions may adversely affect our water supply. At our mountain resorts in Colorado, we own or have ownership or leasehold interests in water rights individually or through stock ownership in ditch and reservoir companies, groundwater wells and other sources, and the availability of water through these sources is subject to change.  In addition, in recent years the USFS has sought to obtain ownership of certain water rights owned by ski resorts located on USFS land. While the USFS has indicated that it no longer intends to seek ownership of such water rights, it continues to seek to impose limitations and restrictions on ownership of water rights and contracts and water usage by ski areas. A significant change in law or policy that interferes with our access to adequate supplies of water to support our current operations or an expansion of our operations would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We face significant competition.

Our mountain resorts directly compete with other resorts in their respective local and regional markets, as well as with other major destination resorts. We also compete with other large resort operators for the sale of multi-mountain passes. Competition within the ski resort industry is based on multiple factors, including location, price, weather conditions, the uniqueness and perceived quality of the terrain for various levels of skill and ability, the atmosphere of the base village, the quality of food and entertainment and ease of travel to the resort (including direct flights by major airlines). In our Adventure segment, we face competition from heli-skiing and snowcat operators in Canada and the United States. Our ancillary aviation businesses face increasing competition from small independent operators that have certain advantages, including an ability to bid on certain government contracts that are allocated to small businesses. Within our Real Estate segment, our managed properties compete with rental management companies, locally-owned independent hotels, as well as facilities and timeshare companies that are owned or managed by national and international chains. These properties also compete for convention and conference business across the North American market. Competition within the hotel and lodging industry is generally based on quality and consistency of rooms, restaurants and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Our competitors may have access to greater financial, marketing and other resources and may have access to financing on more attractive terms than us. As a result, they may be able to devote more resources to improving and marketing their offerings or more readily take advantage of acquisitions or other opportunities. If we are unable to compete successfully, our business, prospects, financial condition, results of operations and cash flows will be materially adversely affected.

We are not the sole property manager at our real estate developments.

We manage a significant portion of the lodging rooms available at our resorts and manage rental properties through our Real Estate segment. Individuals that purchased condominiums in our U.S. developments are not obligated to use our rental management services and, in recent years, third-party services that assist condominium owners in leasing their units without our involvement have become more prevalent. As a result, we have experienced a decline in the number of condominium owners using our rental management services.

In addition, since we are uninvolved in transactions where the condominium owner uses a third-party manager, we are unable to control the quality of the leased units or the customer experience. If customers are unsatisfied, the reputation of the entire development, including units we manage, may be harmed, as most customers do not distinguish between units managed by us and units managed by third parties. If a development’s reputation for a positive customer experience deteriorates, it may become more challenging for us to attract customers to these developments. A decline in customers at a development located at one of our mountain resorts may also lead to a decline in revenue throughout the resort’s business.

We operate on government land pursuant to the terms of governmental permits that may be revoked or not renewed.

We do not own all of the land on which we conduct our operations. Certain of our mountain resorts and CMH operate on federal or Crown land or land owned by other governmental entities pursuant to the terms of governmental permits, leases or other agreements. In many cases, the permits, leases or other agreements give the applicable agency, including the USFS, the right to review and comment on the construction of improvements in the applicable area and on certain other operational matters. Certain permits, leases or other agreements may also be terminated or modified by the applicable agency for specific reasons or in the event we fail to perform our obligations under the applicable permits, leases or other agreements. In addition, the permits, leases or other agreements may not be renewed. A termination or modification of any of our permits, leases or other agreements could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Finally, British Columbia may issue additional permits or licenses to third parties related to the land on which CMH operates, and such additional permits and licenses may deteriorate the heli-skiing experience at CMH and increase competition.

Our operations are subject to extensive laws, rules, regulations and policies administered by various federal, state, provincial and other governmental authorities.

Our operations are subject to a variety of federal, state, provincial and local laws and regulations, including those relating to lift operations, emissions to the air, discharges to water, storage, treatment and disposal of fuel, water and wastes, land use, remediation of contaminated sites and protection of the environment, natural resources and wildlife. We are also subject to worker health and safety laws and regulations. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies and we may be required to undertake certain remediation activities, including in connection with the onsite use and storage of chemicals and petroleum products that may result in spills or releases. Although to date the costs associated with remediation activities have been immaterial, we may be required to incur material remediation costs in the future. Our efforts to comply with applicable laws and regulations do not eliminate the risk that we may be held liable for breaches of these laws and regulations, which may result in fines and penalties or subject us to claims for damages. Liability for any fines, penalties, damages or remediation costs, or changes in applicable laws or regulations, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Our business and growth plans are capital intensive.

We must regularly expend capital to construct, maintain and renovate our properties in order to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to forces beyond our control. We anticipate that we will replace or substantially rebuild at least two of our lifts within the next five years. We also plan to grow through investments in our revenue generating infrastructure and acquisitions.

We cannot be certain that we will have enough capital or that we will be able to raise capital by issuing equity or debt securities or through other financing methods on reasonable terms, if at all, to execute our business plan. A lack of available funds for capital expenditures could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

In addition, our ability to construct, maintain and renovate our properties is subject to a number of risks, including:

•construction delays or cost overruns, including those related to labor and materials;

•the requirement to obtain zoning, occupancy and other required permits or authorizations;

•governmental restrictions on the size or kind of development;

•force majeure events, including forest fires, avalanches, landslides, drought or hurricanes;

•design defects; and

•environmental concerns.

If we are not able to complete capital projects on schedule, or if our investments fail to improve the properties in the manner that we expect, our ability to compete effectively would be diminished and our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.

We are dependent on significant infrastructure and equipment.

Our infrastructure and equipment, including lifts and helicopters, is costly to maintain, repair and replace and is susceptible to unscheduled maintenance. Much of our infrastructure and equipment will eventually need to be replaced or significantly repaired or modernized, which could result in interruptions to our business, particularly if a key access lift at one of our mountain resorts, such as the Steamboat gondola, was to require repair during a peak period. The potential interruptions and costs associated with lift replacements may be compounded by the fact that lift manufacturers have limited capacity and a significant portion of the lifts at North American mountain resorts were installed at approximately the same time, and thus may be due for replacement at approximately the same time. In certain cases, the cost of infrastructure or equipment repair or replacement may not be justified by the revenue at the applicable property. As a result, we may close a property, or reduce its offerings, if we determine that it is not cost efficient to replace, maintain or repair our infrastructure and equipment at the property.

We may not realize the anticipated benefits of past or future acquisitions, including our recent acquisition of the remaining 50.0% interest in Blue Mountain.

We cannot predict whether we will realize all of the anticipated benefits and synergies from businesses we acquire. We may also underestimate the resources and costs required to integrate acquired operations and we may be unable to predict the impact any acquisition will have on our future results of operations. The integration process is inherently unpredictable and subject to delay and unexpected costs.

In September 2014, we acquired the remaining 50.0% interest in Blue Mountain that we did not previously own. It is difficult to assess the degree to which we will achieve benefits from the Blue Mountain transaction until long after the acquisition has occurred. We do not know whether we will be successful in achieving the desired benefits from the Blue Mountain transaction or any subsequent acquisition.

Acquisitions involve significant risks, including:

•	our potential over-valuation of acquired companies, properties or assets;

•	delays in realizing or a failure to realize the benefits, revenue, cost savings and synergies that we anticipate;

•	failure to retain key personnel or business relationships and maintain the reputation of the acquired company, property or asset;

•	the potential impairment of acquired assets;

•	insufficient, or no, indemnification for legal liabilities;

•	the assumption of known or unknown liabilities and additional risks of the acquired businesses or properties, including environmental liabilities; and

•	operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

We may not be able to obtain financing for acquisitions or other transactions on attractive terms, or at all, and the ability to obtain financing may be restricted by the terms of our outstanding indebtedness or other indebtedness we may incur. In addition, our competitors may be able to obtain financing on more attractive terms than us.

Our future acquisitions or other growth opportunities may not be successful.

We actively evaluate potential acquisitions of, and investments in, businesses, properties or assets and we may actively pursue such opportunities from time to time, some of which could be significant. In addition, we intend to evaluate “capital light” opportunities such as managing third-party resort assets and entering into real estate development partnerships. We may fail to properly complete any or all of these steps. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do.

Steamboat is highly dependent on subsidized direct air service from major hub airports.

Most of Steamboat’s customers fly directly from large hub airports to the Yampa Valley Regional Airport, which is approximately 25 miles from the resort. Each ski season, we enter into agreements with major airlines to fly these routes and provide the airlines with subsidies if passenger volume falls below certain pre-established levels. If the routes prove unprofitable to the airlines and any of these airlines decides to stop service to this airport, Steamboat’s skier visits would be materially adversely affected.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of information technology and systems, including technology and systems used for reservations, point of sale, e-commerce, accounting, procurement, administration and technologies we make available to our customers. We are currently in the process of updating or replacing many of these systems. Delays or difficulties in implementing these new or enhanced systems may keep us from achieving the desired results in a timely manner or at all. Additionally, we may face attempts by others to gain unauthorized access through the Internet to our information technology and systems, to intentionally hack, interfere with or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we may be unable to prevent. We could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. We have experienced minor outages in the past. Any future interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and could decrease the quality of service that we offer to our customers.

Our future success depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings. The failure to adopt new technologies and systems in the future may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Non-compliance with Payment Card Industry Data Security Standards (“PCI DSS”) may subject us to fines, penalties and civil liability.

We are subject to compliance with PCI DSS, an information security standard for organizations that handle cardholder information from major debit and credit card companies. Currently, we are not fully compliant with PCI DSS. We are currently taking steps to achieve compliance, but our efforts to comply with PCI DSS may result in significant expenses and our ongoing failure to fully comply with PCI DSS may subject us to fines, penalties and civil liability, and may result in the loss of our ability to accept debit and credit card payments or prohibit us from processing transactions through American Express, MasterCard, VISA and other card and payment networks. Even if we become compliant with PCI DSS or other applicable standards, we still may not be able to prevent security breaches involving customer transaction data.

Failure to maintain the integrity of customer or employee data could result in damage to our reputation and subject us to fines, penalties and civil liability.

We collect and store personally identifiable information from customers and employees in the course of doing business and use it for a variety of business purposes, including marketing to our customers through various forms of media. State, provincial and federal governments have enacted laws and regulations to protect consumers and employees against identity theft, including laws governing treatment of personally identifiable information. The regulatory environment and increased threats to the data we store has increased our costs of doing business. Additionally, the regulatory environment, as well as the requirements imposed on us by the payment card industry, governing information, security and privacy laws are increasingly demanding and continue to evolve and, on occasion, may be inconsistent from one jurisdiction to another. Any failure on our part to implement appropriate safeguards or to detect and provide prompt notice of breaches or unauthorized access as required by applicable laws could result in damage to our reputation, early termination of our contracts, litigation or regulatory investigations, or subject us to fines, penalties and civil liabilities. If we are required to pay any significant amounts in satisfaction of claims under these laws, or if we are forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of our brands could have an adverse impact on our business.

A negative public image or other adverse events could affect the reputation of one or more of our mountain resorts and other businesses or more generally impact the reputation of our company. If the reputation or perceived quality of our brands declines, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected. The unauthorized use of our trademarks could also diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business. In addition, a negative public image or other adverse event occurring in an industry where we operate or a related industry may harm our reputation even if such image or event does directly relate to our brands or business.

We are subject to risks related to currency fluctuations.

We present our financial statements in United States dollars. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses are transacted in Canadian dollars. During fiscal 2014, approximately 40% of our total revenue and 41% of our total operating expenses were denominated in Canadian dollars, or 47% of our total revenue and 48% of our total operating expenses if we had consummated the Blue Mountain transaction at the beginning of fiscal 2014. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into United States dollars. See Part II-Item 7A., Quantitative and Qualitative Discussion About Market Risk, "Foreign Currency Fluctuations".

Currency variations can also contribute to variations in sales at our Canadian mountain resorts and CMH because volatility in foreign exchange rates can impact our customers’ willingness to purchase lift passes or CMH packages. For example, an increase in the value of the Canadian dollar compared to the United States dollar or euro may make our CMH packages less attractive to American and European skiers, respectively.

Certain circumstances may exist whereby our insurance coverage may not cover all possible losses and we may not be able to renew our insurance policies on favorable terms, or at all.

Although we maintain various property and casualty insurance policies and undertake safety and loss prevention programs to address certain risks, our insurance policies do not cover all types of losses and liabilities and in some cases may not be sufficient to cover the ultimate cost of claims which exceed policy limits. If we are held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our coverage, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.

In addition, we may not be able to renew our current insurance policies on favorable terms, or at all. Our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected if we or other companies within or outside our industry sustain significant losses or make significant insurance claims.

We are subject to litigation in the ordinary course of business and related to our legacy real estate development activities.

We are involved in various lawsuits and claims that may include, among other things, claims or litigation relating to personal injury and wrongful death, allegations of violations of laws and regulations relating to our real estate activities, labor and employment, intellectual property and environmental matters, and commercial contract disputes. For example, we are, from time to time, subject to various lawsuits and claims related to injuries occurring at our properties, including due to the use, operation or maintenance of our trails, lifts, aircraft and other facilities.

In addition, we are a defendant in lawsuits related to our pre-2010 legacy real estate construction- and sales-phase development activities, including claims related to alleged construction defects and alleged violations of state and federal laws that require providing purchasers with certain mandated disclosures. Any such claims, regardless of merit, are time consuming and expensive to defend and could divert management’s attention and resources and may materially adversely affect our reputation, even if resolved in our favor. Accordingly, the outcome or existence of current or future litigation may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If we do not retain our key personnel or maintain adequate succession plans, our business may suffer.

The success of our business depends, in part, on our senior management, including our chief executive officer, William Jensen, and the development of adequate succession plans. The departure of any key member of the management team and the failure to maintain an adequate succession plan could adversely affect our business and the trading price of our common stock.

We depend on a seasonal workforce.

We recruit year-round to fill thousands of seasonal positions. Because much of this hiring is done months in advance of the start of the applicable season, we may not be able to accurately predict our staffing needs. In addition, we may not be able to recruit and hire adequate seasonal personnel or hire such personnel at costs consistent with our costs in prior years. This risk is heightened in periods of economic strength, as the market for seasonal labor may become more competitive.

We are subject to risks associated with our workforce.

We are subject to various federal, state and provincial laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. Our operations in Canada are also subject to laws that may require us to make severance or other payments to employees upon their termination. In February 2014, President Obama released an Executive Order proposing to raise the federal minimum wage for federal contractors from $7.25 per hour to $10.10 per hour in January 2015. Although none of our mountain resorts are considered “federal contractors”, our Colorado resorts operate on USFS land through Special Use Permits and the Order is broadly drafted to encompass any business with a “contract-like instrument” with any federal agency. It remains unclear whether regulations issued by the Department of Labor pursuant to the Order will apply to our Colorado resorts or, if so, when such application would take effect. If our Colorado resorts become subject to the Order in fiscal 2015, our operating costs will be higher than we currently anticipate.

In addition, we are continuing to assess the impact of U.S. federal healthcare reform law and regulations on our healthcare benefit costs, which will likely increase the amount of healthcare expenses paid by us. Immigration law reform could also impact our workforce because we recruit and hire foreign nationals as part of our seasonal workforce. If our labor-related expenses increase, our operating expenses would increase and our business, financial condition and results of operations could be harmed.

From time to time, we have also experienced non-union employees attempting to unionize. While only a small portion of our employees are unionized at present, we may experience additional union activity in the future. In addition, future legislation could make it easier for unions to organize and obtain collectively bargained benefits, which could increase our operating expenses and negatively affect our business, prospects, financial condition, results of operations and cash flows.

We may need to contribute capital to entities in which we own a minority interest, which would reduce our liquidity.

We own non-controlling interests in several entities, as well as a controlling 20% interest in Alpine Helicopters. From time to time we may need to contribute capital to one or more of these entities to preserve the value of our investment or for other reasons. For example, due to the drought conditions experienced in California during the 2013/2014 ski season, we contributed $2.9 million to MMSA Holdings, Inc. in fiscal 2014 and may make additional contributions in fiscal 2015. In addition, from time to time we contribute funds to legacy development partnerships to defend claims against those entities to avoid having default judgments entered which could then potentially be asserted against us. These contributions reduce our cash available for operations and growth initiatives.

Our real estate development strategy may not be successful.

Our real estate development activities are focused on designing strategies for the development of the land surrounding the base areas of our mountain resorts. Prior to 2010, we were actively engaged in the development of residential real estate, primarily in the United States and Canada. Since 2010, our real estate development activities have been limited to the preservation of core development parcels located at our resorts and, more recently, designing strategies for the future development of this land. Our ability to implement any of these strategies and realize the anticipated benefits of future real estate development projects is subject to a number of risks, including:

•	lack of improvement, or deterioration, in real estate markets;

•	difficulty in selling units or the ability of buyers to obtain necessary funds to close on units;

•	escalation in construction costs due to price increases in commodities, unforeseen conditions, inadequate designs or other causes;

•	work stoppages and inadequate internal resources to manage projects;

•	shortages in building materials;

•	difficulty in financing real estate development projects; and

•	difficulty in receiving necessary regulatory approvals.

If these projects are not implemented, in addition to not realizing intended profits from the real estate developments and sales from ancillary products, our customers may choose to go to other resorts that they perceive to have better residential offerings, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, even if we increase the number of units or beds at our mountain resorts, the projects may not be successful and we may be unable to realize incremental visitor growth or profits.

CMH is dependent on Alpine Helicopters.

In January 2013, we restructured our Alpine Helicopters business to comply with Canadian foreign ownership regulations governing aviation flight services in Canada. The restructuring involved the formation of a new flight services company, Alpine Helicopters. Alpine Helicopters is a variable interest entity for which the Company is the primary beneficiary and is consolidated in the consolidated financial statements.We own a 20% equity interest in Alpine Helicopters and the remaining 80% equity interest is held in trust for the benefit of the management and employees of Alpine Helicopters, including the pilots and crew members that support our helicopter operations, and is reflected as a non-controlling interest in the consolidated financial statements.

Alpine Helicopters employs all the pilots who fly the helicopters in the CMH land tenures. As a result of its reliance on Alpine Helicopters, CMH’s business and operations would be negatively affected if Alpine Helicopters were to experience significant disruption affecting its ability to provide helicopter services to CMH. The partial or complete loss of Alpine Helicopter’s services, or a significant adverse change in our relationship with Alpine Helicopters, could result in lost revenue and added costs and harm the image and reputation of CMH as well as negatively impact the CMH customer experience.

Climate change may adversely impact our results of operations.

There is a growing political and scientific consensus that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effects of climate change, including any impact of global warming, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Warmer overall temperatures and other effects of climate change may adversely affect skier visits and our revenue and profits. In addition, a steady increase in global temperatures could shorten the ski season. Changes to the amount of snowfall and differences in weather patterns may increase our snowmaking expense, inhibit our snowmaking capabilities and negatively impact skier perceptions of the ski season.

We may be required to further write down our assets.

Under GAAP, if we determine goodwill, intangible assets, property, plant and equipment, or real estate held for development are impaired, we are required to write down these assets and record a non-cash impairment charge. As of June 30, 2014, we had goodwill of $94.6 million, net intangible assets of $58.5 million, net property, plant and equipment of $490.1 million and real estate held for development of $152.9 million. Intangible assets consist primarily of permits and licenses, trademarks and tradenames, and customer relationships.

We had impairment charges on goodwill, intangible assets and real estate held for development of $0.9 million, $1.2 million and $12.5 million in fiscal 2014, 2013 and 2012, respectively. Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of goodwill, intangible assets or real estate held for development in a short amount of time. The timing and amount of impairment charges recorded in our consolidated statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions change. Any impairment of goodwill, intangible assets, helicopters or real estate held for development could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We have underfunded pension obligations.

As of June 30, 2014, we had underfunded pension plan liabilities in frozen pension plans in the amount of $39.1 million. Significant changes in the market values of the investments held to fund the pension obligations or a change in the discount rate used to measure these pension obligations may result in a significant increase or decrease in the valuation of these pension obligations, and these changes may affect the net periodic pension cost in the year the change is made and in subsequent years. We may not generate sufficient cash flow to satisfy these obligations. Any inability to satisfy these pension obligations could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We may not be able to fully utilize our net operating loss carryforwards.

We have recorded a full valuation allowance against these net operating loss carryforwards because we believe that uncertainty exists with respect to the future realization of the loss carryforwards. Additionally, the amount of the loss carryforwards that will be available in future periods could change in the event of adjustments related to audits by the relevant tax authorities for open years. A portion of these loss carryforwards have been reduced as a result of the Restructuring. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining loss carryforwards before they expire.

In addition, Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an “ownership change” to utilize its net operating losses and certain other tax attributes existing as of the date of such ownership change. Under these rules, such an ownership change is generally an increase in ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, of more than 50% of a company’s stock, directly or indirectly, within a rolling three-year period. If we undergo one or more ownership changes within the meaning of Section 382 of the Code, or if one has already occurred, our net operating losses and certain other tax attributes existing as of the date of each ownership change may be unavailable, in whole or in part, to offset our income and/or reduce or defer our future taxable income associated with our operations, which could have a negative effect on our financial results. While we believe that we have not undergone such an ownership change as of the date hereof, because such an event is outside of our control, no assurance can be given that an ownership change has not already occurred or that future transactions will not result in an ownership change. Any future offerings of equity securities by us or sales of common stock by entities managed or controlled by Fortress Investment Group, LLC, (collectively “Fortress”) would increase the likelihood that we undergo an “ownership change” within the meaning of Section 382 of the Code. If an ownership change occurs, the annual utilization of our net operating loss carryforwards and certain other tax attributes may be materially and adversely affected. Our ability to raise future capital by issuing common stock without causing an ownership change may be materially limited.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Commencing with our Annual Report on Form 10-K for fiscal 2015, we will be required, under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

In connection with the preparation of our financial statements for the fiscal year ended June 30, 2013, our auditors noted several significant deficiencies in our internal controls, principally relating to our financial reporting system and accounting resources not being adequate for a public reporting company of our size and complexity. Due to the aggregate amount and combination of the significant deficiencies, our management concluded that a material weakness existed in our internal control over financial reporting at June 30, 2013 and, accordingly, that our internal control over financial reporting was ineffective as of such date. Although management believes the material weakness has been remediated as of June 30, 2014, if our remediation measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Additionally, if we are unable to assert that our internal control over financial reporting is effective in future periods, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risks Related to Our Organization and Capital Structure

Ownership of our common stock is highly concentrated and Fortress maintains a right to nominate up to a majority, plus two, of our directors, which may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Fortress beneficially owns approximately 60% of our outstanding common stock. As a result, Fortress will beneficially own shares sufficient for the majority vote over all matters requiring a stockholder vote, including:

•	the election of directors;

•	mergers, consolidations and acquisitions;

•	the sale of all or substantially all of our assets and other decisions affecting our capital structure;

•	the amendment of our certificate of incorporation and our bylaws; and

•	our winding up and dissolution.

In addition, pursuant to the stockholders' agreement with Fortress, Fortress may designate directors for nomination and election to our board of directors. Pursuant to these provisions, Fortress has the ability to appoint up to a majority of the members of our board of directors, plus two directors, for so long as Fortress beneficially owns, directly or indirectly, at least 30% of our issued and outstanding common stock and certain other conditions are met.

This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Fortress may not always coincide with our interests or the interests of our other stockholders. Also, Fortress may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership and the ability of Fortress to appoint up to a majority of the members of our board of directors, plus two directors, may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

We do not anticipate paying dividends on our common stock.

Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, our operating results, our current and anticipated cash needs, the impact on our effective tax rate, our indebtedness, legal requirements and other factors that our board of directors deems relevant. Our debt agreements limit our ability to pay dividends.

Because we are a holding company, our ability to pay cash dividends on our common stock will depend on the receipt of dividends or other distributions from our subsidiaries. Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Until such time that we pay a dividend, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Future offerings of equity securities by us or sales of our common stock by Fortress may adversely affect us.

In the future, we may issue additional shares of our common stock or other equity securities in connection with financing transactions, our incentive plans or acquisitions. Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their ownership of us.

In addition, any issuances of stock by us or sales of stock by Fortress would increase the likelihood that we undergo, or may cause, an “ownership change” within the meaning of Section 382 of the Code. If we undergo one or more ownership changes within the meaning of Section 382 of the Code, our net operating losses and certain other tax attributes existing as of the date of each ownership change may be unavailable, in whole or in part, to offset our income and/or reduce or defer our future taxable income associated with our operations, which could have a negative effect on our liquidity. No assurance can be given that any such stock issuance or sale will not cause us to undergo an ownership change within the meaning of Section 382 of the Code. The interests of Fortress may differ from our interests or the interests of our other stockholders and Fortress may decide to sell shares of stock even if such sale would not be favorable to us or our other stockholders or would result in us undergoing an “ownership change” within the meaning of Section 382 of the Code.

Certain provisions of the stockholders' agreement, our restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Our stockholders' agreement with Fortress, our restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors and Fortress. These provisions provide:

•	for a classified board of directors with staggered three-year terms;

•
for removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as Fortress beneficially owns, directly or indirectly, at least 30% of our issued and outstanding common stock, directors may be removed with or without cause with the affirmative vote of a majority of the voting interest of stockholders entitled to vote);

•
for prohibitions on stockholders in regards to calling special meetings of our stockholders (provided, however, that for so long as Fortress beneficially owns, directly or indirectly, at least 20% of our issued and outstanding common stock, any stockholders that collectively beneficially own at least 20% of our issued and outstanding common stock may call special meetings of our stockholders);

•	for advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

22

•
certain rights to Fortress with respect to the designation of directors for nomination and election to our board of directors, including the ability to appoint up to a majority of the members of our board of directors, plus two directors, for so long as Fortress beneficially owns, directly or indirectly, at least 30% of our issued and outstanding common stock and certain other conditions are met.

•	for no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•
that action by our stockholders outside a meeting may only occur by unanimous written consent, provided, however, that for so long as Fortress beneficially owns, directly or indirectly, at least 20% of our issued and outstanding common stock, our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•
that our board of directors has the authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. Nothing in our restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by Fortress, our management or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

Fortress has the right to engage or invest in the same or similar businesses as we do and waiver of the corporate opportunity provisions in our restated certificate of incorporation could enable Fortress and certain stockholders to benefit from corporate opportunities that might otherwise be available to us.

Fortress has other investments and business activities in addition to their ownership of us, including in the industries in which we operate. Fortress has the right, and has no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our customers or vendors or employ or otherwise engage any of our officers, directors or employees.

Under our restated certificate of incorporation, if Fortress or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to offer such corporate opportunity to us, our stockholders or affiliates. In addition, we have renounced any interest or expectancy in, or in being offered an opportunity to participate in, such corporate opportunities and, in the event that any of our directors and officers who is also a director, officer or employee of Fortress, acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acted in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duty and is not liable to us if Fortress pursues or acquires such corporate opportunity or if such person did not present the corporate opportunity to us.

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders;

•	any action asserting a claim arising pursuant to any provision of the DGCL; or

•	any action asserting a claim governed by the internal affairs doctrine,

in each such case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants. In the event that the Court of Chancery lacks jurisdiction over any such action or proceeding, our restated certificate of incorporation will provide that the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware. Our restated certificate of incorporation will further provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Our Indebtedness

Our credit agreement contains, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Our credit agreement contains, and documents governing our future indebtedness may contain, numerous covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, pay dividends and make other distributions and restricted payments, make certain loans, acquisitions and other investments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our subordinated indebtedness and create liens. Our credit agreement also requires, and documents governing our future indebtedness may require, us or our subsidiaries to meet certain financial ratios and tests in order to incur certain additional debt, make certain loans, acquisitions or other investments, or pay dividends or make other distributions or restricted payments. Our ability and the ability of our subsidiaries to comply with these and other provisions of our debt agreements are dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any of these financial ratios and tests could result in an event of default under the applicable debt agreement, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. In addition, variable rate indebtedness, which represents approximately 95% of our total outstanding debt, subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our growth strategy, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are significantly leveraged. As of June 30, 2014, our total indebtedness was $575.5 million, including capital lease obligations, and we recently incurred $60.0 million of incremental indebtedness in connection with the Blue Mountain transaction. Our significant leverage could have important consequences, including the following:

•
a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited;

•	certain of our borrowings are at variable rates of interest, which increase our vulnerability to increases in interest rates;

•	we will be at a competitive disadvantage to lesser leveraged competitors;

•	we may be unable to adjust rapidly to changing market conditions;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations; and

•	we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets.

Risks Related to Our Equity

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	change in valuations;

•	changes in the industries in which we operate;

•
announcements by us or companies in our industries of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;

•	additions or departures of key personnel;

•	future sales of our securities;

•	other risk factors discussed herein; and

•	other unforeseen events.

Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

As of September 22, 2014, there were 45,051,124 shares of our common stock outstanding. All of our issued and outstanding shares are freely tradable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”). Approximately 27,038,250 shares, or 60.0% of our outstanding shares, are held by affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

Pursuant to our stockholders' agreement with Fortress, Fortress and permitted third party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. The timing of such sales is uncertain and could be influenced by numerous factors, including the market price of our common stock, economic conditions and the contractual obligations or liquidity needs of Fortress.

The market price of our common stock may decline significantly when Fortress elects to sell a significant number of shares of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

As a public company, we will incur additional costs and face increased demands on our management.

As a result of the completion of our initial public offering in February 2014, we are subject to an extensive body of regulations that did not apply to us for most of the 2014 fiscal year, including certain provisions of the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations of the SEC and requirements of the NYSE. Compliance with these rules and regulations will significantly increase our compliance costs in the current and future fiscal years.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table summarizes our principal properties. We also own additional parcels of real estate at certain of these properties.

Location		Owned		Permit		Leased
Denver Colorado, United States					●	Office space (corporate head office)
Steamboat Colorado, United States	●	240 acres used for operations and 27 acres of developable land	●	3,740 acre four season destination resort; includes 2,965 acres of skiable terrain and developable land and rental/retail outlets(1)
Winter Park Colorado, United States			●	7,630 acre four season destination resort; includes 3,081 acres of skiable terrain and developable land and rental/retail outlets(1)(2)
Tremblant Quebec, Canada	●	6,284 acre four season destination resort; includes 65 acres of skiable terrain, rental/retail outlets, village areas and two golf courses			●	597 acres of skiable terrain(3)
Blue Mountain Ontario, Canada	●	633 acre four-season destination resort; includes 241 acres of skiable terrain, rental/retail outlets, and one golf course			●	320 acres, including 119 acres of skiable terrain; 5,761 square feet of retail space; and a 1,100 sq. ft. pumphouse(4)
Stratton Vermont, United States	●	3,700 acre four season destination resort; includes 624 acres of skiable terrain and developable land and rental/retail outlets
Snowshoe West Virginia, United States	●	9,000 acre four season destination resort; includes 251 acres of skiable terrain and developable land and rental/retail outlets
Columbia Mountains British Columbia, Canada					●	3.1 million acres of terrain for heli-ski/heli-hiking operations(5)

(1)    See Part I- Item 1, Business, "Governmental Regulation and Environmental, Health and Safety--United States--Steamboat and Winter Park"
(2)    See "Winter Park Operations"
(3)    See "Tremblant Operations"
(4)    See "Blue Mountain Operations"
(5)    See "CMH Operations"

Winter Park Operations

The operations at Winter Park are conducted on land and with operating assets that are beneficially owned by the City and County of Denver. Winter Park Recreational Association (“WPRA”) holds the Special Use Permit and Term Special Use Permit issued by the USFS for Winter Park (collectively, the "Permits"). Pursuant to an agreement between the City and County of Denver and WPRA (as amended, the "City Agreement"), WPRA has entered into a Second Amended and Restated Ground Lease Agreement ("Arlberg Club Lease") with the Colorado Arlberg Club under which WPRA leases certain lands used in the operation of the Winter Park ski areas. The Arlberg Club Lease terminates on April 30, 2078. Also pursuant to the terms of the City Agreement, WPRA has entered into a Lease and Operating Agreement (the “Lease”) with our subsidiary Intrawest/Winter Park Operations Corporation (“IWPOC”) under which IWPOC may be the operator of the Winter Park Resort (including the Winter Park ski areas) until 2078. The USFS has given its consent to the Lease and operation of Winter Park by IWPOC. The Colorado Arlberg Club has also given its consent to WPRA’s subleasing of the land leased under the Arlberg Club Lease to IWPOC. IWPOC has, subject to the terms of the Permits, the City Agreement, the Arlberg Club Lease and the Lease, the full and legal right to enter into agreements and use the physical assets described in those documents in the operation, maintenance and development of Winter Park.

Tremblant Operations

A portion of Tremblant’s lifts and trails, and some of its buildings, are located on land leased to our subsidiary, Mont Tremblant Resorts and Company, LP (“Tremblant LP”), by the Province of Quebec under a ski area agreement that expires in 2051 (the “Ski Area Agreement”). Pursuant to the Ski Area Agreement, Tremblant LP paid an annual lease payment equal to approximately $7,256 in fiscal year 2014.

These payments are adjusted annually for changes in the Consumer Price Index. The Ski Area Agreement contains ongoing covenants on the part of Tremblant LP, including that Tremblant LP comply with all applicable laws. Pursuant to the Ski Area Agreement, Tremblant LP has also agreed to indemnify the provincial government from third-party claims arising out of Tremblant LP’s operations under the Ski Area Agreement. The Ski Area Agreement may be amended by mutual agreement between Tremblant LP and the provincial government to change the applicable ski area or permitted uses. Tremblant LP must submit to the provincial government for those areas under lease a capital investment program each year as well as a master development plan every five years.

Blue Mountain Operations

A portion of Blue Mountain’s lands, including a number of ski lifts and trails, are located on lands leased from Blue Mountain Ski Club (1940) Inc. under a 999-year Lease Agreement dated January 31, 1948 (the "Blue Mountain Lease Agreement"), at a nominal cost. There is also a Lease Amending Agreement dated November 16, 1971 adding Toronto Ski Club as a party to the Blue Mountain Lease Agreement. Blue Mountain also currently has lease agreements for several retail stores it operates in the Blue Mountain Village. Blue Mountain’s Georgian Bay Pumphouse is located on lands leased from the Town of the Blue Mountains under a 30-year Lease Agreement, dated July 11, 1994 (the "1994 Lease Agreement") at a nominal rental rate. The 1994 Lease Agreement commenced on June 1, 1994 and may be renewed for a second consecutive 30-year term upon the same terms and conditions and the same monetary consideration. The lands subject to the 1994 Lease Agreement can only be used for the intake of non-potable water, the pumping of non-potable water and the conveying of non-potable water to the resort’s recreational operations. The 1994 Lease Agreement also states that Blue Mountain will save harmless the Town of the Blue Mountains against any liability and damages resulting from the operation of the pumphouse building and the related operational facilities.

CMH Operations

CMH’s skiing and hiking operations occur on Crown land that is owned by the Government of the Province of British Columbia. As a result, each of CMH’s 11 operating areas has a series of land tenures, which are legal contractual documents between CMH and the government, issued under either British Columbia’s Land Act or Park Act. Licenses of Occupation are the most common form of tenure held by CMH for its operating areas outside provincial parks or protected areas and for its ancillary facilities (such as radio repeaters and remote fuel caches). Licenses of Occupation are issued under the Land Act, are normally 30 years in length and are renewable at mid-term. Pursuant to the Licenses of Occupation, CMH pays a land rental amount on a per skier-day basis. CMH’s Licenses of Occupation are non-exclusive and contain provisions whereby they can be amended or revoked by the Province for non-compliance or where the Province requires the land for what it deems to be a “higher and better use.” In CMH’s existence, the Province has not exercised this right. In some cases, a portion of a CMH operating area lies inside a provincial park or protected area. In those cases, CMH also holds a required Park Use Permit issued under the Park Act. Park Use Permits are normally issued for 10-year terms, are renewable at mid-term and are non-exclusive. CMH also holds a small number of other forms of Land Act tenures, such as leases and rights-of-way for 30 or more years.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims arising in the ordinary course of business and others arising from our legacy real estate development. These lawsuits and claims may include, among other things, claims or litigation relating to personal injury and wrongful death, allegations of violations of laws and regulations relating to our real estate activities and labor and employment, intellectual property and environmental matters and commercial contract disputes. We operate in multiple jurisdictions and, as a result, a claim in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions.

By the nature of the activities at our mountain resorts and CMH, we are exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of our trails, lifts, helicopters and facilities. As a result, we are, from time to time, subject to various lawsuits and claims related to injuries occurring at our properties.

In addition, our pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims arising in the ordinary course of business being filed against us by owners and prospective purchasers of residences in our real estate developments. In some instances, we have been named as a defendant in lawsuits alleging construction defects at certain of our existing developments or that we failed to construct planned amenities. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws that require providing purchasers with disclosures mandated under the Interstate Land Sales Act and similar state laws.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "SNOW" since January 31, 2014. Prior to that time, there was no public market for our stock. The following table sets forth, for the indicated periods, the high and low sales prices per share for our common stock on the NYSE.

	High	Low
Year ended June 30, 2014
Third Quarter (Since January 31, 2014)	$14.67	$10.80
Fourth Quarter	12.95	10.12

Holders of Record

As of September 22, 2014, there were 5 stockholders of record of our common stock, and the closing price of our common stock was $10.26 per share as reported on the NYSE. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

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

Use of Proceeds from Initial Public Offering

On February 5, 2014, we completed our initial public offering ("IPO"), selling 3,125,000 shares of our common stock at $12.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, as amended (SEC File No. 333-192252), which was declared effective by the SEC on January 30, 2014. Pursuant to the Registration Statement, we registered the offer and sale of 3,125,000 shares of our common stock with an aggregate offering price of $37,500,000. We also registered the offer and sale by Fortress, the selling stockholder, of an additional 12,500,000 shares of our common stock with an aggregate offering price of $150,000,000. We generated net proceeds of approximately $28.5 million related to our sale of 3,125,000 shares of our common stock, after deducting underwriting discounts and commissions of approximately $2.4 million and offering expenses of approximately $6.6 million. Fortress sold an additional 14,843,750 shares of our common stock, including 2,343,750 shares sold upon exercise of an option granted to the underwriters. We deposited the proceeds from the IPO into a demand deposit account with a U.S. financial institution. We did not receive any proceeds from the sale of our common stock by Fortress.

We used the proceeds from the IPO in a manner consistent with that described in our IPO prospectus, including for working capital and other general corporate purposes.

Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Bank of America Merrill Lynch acted as joint book-running managers and representatives of the underwriters in the offering. JMP Securities LLC, KeyBanc Capital Markets and Stephens Inc. acted as co-managers in the offering.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Intrawest Resorts Holdings, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from January 31, 2014 (the date our common stock commenced trading on the NYSE) through June 30, 2014 of the cumulative total return for our common stock, the Russell 2000 Index and the Dow Jones U.S. Travel and Leisure Index ("DJ US Travel & Leisure Index"). The graph assumes that $100 was invested at the market close on January 31, 2014 in the common stock of the Company, the Russell 2000 Index and the DJ US Travel & Leisure Index and the data for the comparative indices assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicativeof future stock price performance.

Comparison of Cumulative Total Return
$120
$110
$100
$90
$80
Jan-14
Feb-14
Mar-14
Apr-14
May-14
Jun-14
SNOW
DJ U.S. Travel & Leisure
Russell 2000

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information below is presented in thousands except share and per share data, Skier Visits, Mountain Segment Revenue Per Visit, and ETP.

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Statement of Operations Data:
Revenue:
Mountain
Lift	$149,856	$144,480	$131,453
Lodging	42,294	41,982	39,380
Ski School	28,943	27,042	24,669
Retail and Rental	45,214	44,385	40,208
Food and Beverage	46,335	43,711	38,464
Other	38,624	37,403	36,591
Total Mountain revenue	351,266	339,003	310,765
Adventure	103,520	113,622	109,496
Real estate	58,530	64,726	61,439
Total reportable segment revenue	513,316	517,351	481,700
Legacy, non-core, and other (1)	13,790	7,056	31,747
Total revenue	527,106	524,407	513,447
Operating expenses	452,082	448,944	453,187
Depreciation and amortization	56,567	58,342	57,655
Loss on disposal of assets	267	12,448	9,443
Impairment of real estate and long-lived assets	871	1,195	8,919
Goodwill impairment	—	—	3,575
Income (loss) from operations	17,319	3,478	(19,332)
Interest income	4,728	6,630	7,467
Interest expense on third party debt	(53,141)	(98,437)	(135,929)
Interest expense on notes payable to affiliates	(119,858)	(236,598)	(195,842)
Earnings (loss) from equity method investments	(271)	(5,147)	538
Gain on disposal of equity method investments (2)	—	18,923	—
Loss on extinguishment of debt	(35,480)	(11,152)	—
Other income (expense), net (3)	(823)	1,973	1,199
Loss from continuing operations before income taxes	(187,526)	(320,330)	(341,899)
Income tax (benefit) expense	677	(23,616)	(5,836)
Net loss	(188,203)	(296,714)	(336,063)
Loss (income) attributable to noncontrolling interest	(369)	757	—
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(188,572)	$(295,957)	$(336,063)
Weighted average shares of common stock outstanding:
Basic and diluted	43,132,076	41,882,000	41,882,000
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted loss per share	$(4.37)	$(7.07)	$(8.02)

Key Business Metrics Evaluated by Management:

Skier Visits (4)	3,394,599	3,146,119	2,758,970
Mountain Segment Revenue Per Visit (5)	$103.48	$107.75	$112.64
ETP (6)	$44.15	$45.92	$47.65

Cash Flow Data:
Net cash provided by operating activities	$44,089	$41,765	$43,390
Net cash provided by (used in) investing activities	$(53,686)	$105,407	$(21,286)
Net cash provided by (used in) financing activities	$7,863	$(133,683)	$(41,518)

Balance Sheet Data:
Cash and cash equivalents	$56,020	$59,775	$46,908
Real estate held for development	$152,949	$164,916	$193,806

Total assets	$1,111,470	$1,125,718	$1,342,793
Third party long-term debt (including current portion) (7)	$575,460	$588,863	$736,081
Notes payable to affiliates (including current portion)	$—	$1,358,695	$1,109,005
Total long-term debt (including current portion)	$575,460	$1,947,558	$1,845,086

(1)
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

(2)	In December 2012, we sold our investment in Whistler Holdings and recorded an $17.9 million gain related to this disposition.

(3)
Other income (expense), net, primarily includes gains or losses on currency rate fluctuations and other non-operating expenses that management does not believe are representative of the underlying performance of our ongoing operations.

(4)
A Skier Visit represents an individual’s use of a paid or complimentary ticket, frequency product or season pass to ski or snowboard at our Steamboat, Winter Park, Tremblant, Stratton and Snowshoe resorts for any part of one day.

(5)	Mountain Segment Revenue Per Visit is defined as total revenue of our Mountain segment for a given period divided by total Skier Visits during such period.

(6)	ETP is calculated by dividing lift revenue for a given period by total Skier Visits during such period.

(7)
Includes capital lease obligations due within one year and long-term capital lease obligations. In fiscal year 2014, we and the Winter Park Recreational Association agreed to amend the lease under which we operate Winter Park Resort. Pursuant to the amendment, a contingency clause in which total rental payments could not exceed “cash flow for annual payment” was removed. The elimination of the contingency requires us to make fixed annual rental payments of a minimum of $2.0 million until the end of the initial lease term, July 1, 2052. The lease modification resulted in an increase in the lease asset and lease obligation of $19.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a North American mountain resort and adventure company, delivering distinctive vacation and travel experiences to our customers for over three decades. We own interests in seven four-season mountain resorts with more than 11,000 skiable acres and over 1,140 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains, the Pacific Southwest and Canada. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports including: New York City, Boston, Washington D.C., Pittsburgh, Los Angeles, Montreal and Toronto. We also operate an adventure travel business, which includes CMH, the leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.1 million acres. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties; manage condominium hotel properties; and sell and market residential real estate.

Our three reportable segments are as follows:

•
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat, Winter Park, Tremblant, Stratton and Snowshoe, as well as our 50.0% interest in Blue Mountain prior to the acquisition of the remaining 50.0% in September 2014.

•
Adventure: Our Adventure segment is comprised of CMH, which provides heli-skiing, mountaineering, and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing, and helicopter MRO services to third parties.

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes IRCG, our vacation club business, IHM, which manages condominium hotel properties, Playground, our residential real estate sales and marketing business, as well as our 50.0% interest in MHM and 57.1% interest in Chateau.

In addition to our reportable segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Recent Transactions

Restructuring

On December 9, 2013, we were party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest Canada”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including accrued and unpaid interest thereon, were exchanged for our common stock and subsequently canceled. Our subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates, including accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring”. The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of Fortress.

2013 Refinancing

In conjunction with the Restructuring, on December 9, 2013, we entered into a credit agreement (the “Credit Agreement”) providing for a $540.0 million term loan facility (the “Term Loan”), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility”, and together with the Term Loan and Revolver, collectively referred to herein as the “FY14 Loans”). The Company has the ability to increase the size of the Term Loan under certain circumstances in an aggregate amount of up to $40.0 million after giving effect to the Blue Acquisition described below, plus an additional amount such that, after giving effect to such additional amount, it does not exceed the total secured debt leverage ratio as required by the Credit Agreement. For a description of the FY14 Loans, see Part II- Item 8, Financial Statements and Supplementary Data, Note 10, “Long-Term Debt and Notes Payable to Affiliates”.

The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to us by Fortress, were used to refinance and extinguish the existing debt under the First Lien Credit Agreement dated December 4, 2012 (the “FY13 First Lien Loans”) and the Second Lien Credit Agreement, also dated December 4, 2012 (the “FY13 Second Lien Loans”, and together with the FY13 First Lien Loans, collectively referred to herein as the “FY13 Lien Loans”). The refinancing was accounted for as an extinguishment of debt resulting in a pre-tax loss of $35.5 million during the year ended June 30, 2014, consisting of the difference between the principal value and the fair value of the FY13 Lien Loans and the write-off of unamortized financing costs and unamortized original issue discount (“OID”).

Reverse Stock Split

On January 21, 2014, we effected a 0.974-for-1 reverse stock split with no change in par value. This transaction was treated as a stock split for accounting purposes and all share and per share data is presented as if the reverse stock split occurred at the beginning of all periods presented.

Basic and diluted net income (loss) per share attributable to common stockholders for the years ended June 30, 2014, 2013, and 2012 were computed using the number of shares outstanding after giving effect to the Restructuring and the 0.974-for-1 reverse stock split.

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

Blue Mountain Acquisition

On September 19, 2014, we acquired the remaining 50.0% interest in Blue Mountain that we did not already own from Blue Mountain Resorts Holdings Inc. (“Blue Mountain Holdings”) for a purchase price of CAD $58.0 million in a privately negotiated transaction (the "Blue Acquisition"). In connection with the Blue Acquisition, the shareholders’ agreement between us and Blue Mountain Holdings was terminated. The purchase price, along with fees and expenses incurred in connection with the transaction, were financed through $60.0 million of incremental Term Loan borrowings pursuant to our Credit Agreement. The incremental Term Loans have the same economic and other terms as the Term Loans entered into on December 9, 2013.

Factors Affecting our Business

Economic Conditions

Our results of operations are affected by consumer discretionary spending. Numerous economic trends support the notion that the health of the general economy is improving. We believe that if the economy continues to improve, consumers will have more disposable income and a greater inclination to engage in and spend money on leisure activities, which will positively impact our results of operations.

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which helps to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and heli-skiing tenures can force us to cancel or suspend operations which may have a negative impact on our financial results.  Weather may also have an effect on our summer fire suppression activities and flight hours.  For example, fire suppression activities were unusually high during the summer of 2012, which was marked by severe drought conditions in the Western United States.  In addition, unusually warm and dry weather experienced in California during the 2013/2014 ski season reduced demand for lodging, lowering revenue per available room at our condominium hotel at Mammoth, which impacted our Real Estate segment in fiscal 2014.

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders puts downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders puts downward pressure on Mountain Segment Revenue Per Visit as season pass and frequency product holders are less likely to purchase ancillary products and services relative to non-season pass and frequency product holders. We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Mountain Segment Revenue Per Visit in any given ski season may decrease as a result of the mix of visitors and pass products. For the years ended June 30, 2014, 2013 and 2012, 37.9%, 33.2% and 34.4%, respectively, of total lift revenue consisted of season pass and frequency product revenue.

Seasonality and Fluctuations in Quarterly Results

Our business is seasonal in nature. Although each of our mountain resorts operates as a four-season resort, based upon historical results, we generate the highest revenue between our second and third fiscal quarters, which includes the peak ski season. Similarly, CMH generates the majority of its revenue during the same periods, our second and third fiscal quarters, which is also the peak heli-skiing season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, during our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or less peak periods, holidays and weekends in our second fiscal quarter compared to prior years, with a corresponding difference in our third fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

Resort Real Estate Markets

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

Potential for Volatility in Ancillary Services within our Adventure Segment

Historically, a significant share of the ancillary firefighting services in our Adventure segment was performed under medium term contracts with the USFS of between one and three years, which generated fixed revenue for committed aircraft and crew availability, plus incremental revenue based on flight hours.  In fiscal 2014, several of these contracts expired.  As a result, going forward a higher proportion of our ancillary flight service revenue will be from “as needed” contracts that enable us to bid for spot flying and other short-term assignments.  Revenue from these arrangements is almost entirely based on flight hours and is therefore less dependable than USFS committed contracts.  Accordingly, our ability to generate ancillary revenue will be increasingly dependent on higher forest fire levels and our ability to opportunistically deploy our helicopters in other industries and/or lines of business during the off season.

Increased General and Administrative Costs as a Public Company

As a result of consummating our IPO in January 2014, we started incurring incremental costs associated with operating as a growth-oriented publicly traded company.  We expect the full magnitude of these incremental costs, which include higher compliance costs, SEC reporting costs, stock exchange and transfer agent fees, increased costs for directors’ and officers’ insurance, board compensation and expenses, software and systems upgrades and other costs, will be fully reflected in our fiscal 2015 results and in subsequent fiscal years. Our general and administrative costs, including incremental public company costs, are generally allocated to our segments, which will put downward pressure on segment results in fiscal 2015 and beyond.

Currency Fluctuation Risk

We present our financial statements in United States dollars. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses are transacted in Canadian dollars, principally at Tremblant and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into United States dollars. See Part II-Item 7A., Quantitative and Qualitative Discussion About Market Risk, "Foreign Currency Fluctuations".

Where we discuss the impact of foreign currency translation adjustments, the impact is calculated on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying prior period average exchange rates to the current comparable period.

Results of Operations

Set forth below is a discussion of our consolidated results of operations, followed by a discussion of our reportable segment results.

The following historical consolidated statements have been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K.

The following table presents our consolidated statements of operations for the years ended June 30, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Revenue	$527,106	$524,407	$513,447	$2,699	0.5%	$10,960	2.1%
Operating expenses	452,082	448,944	453,187	3,138	0.7%	(4,243)	(0.9)%
Depreciation and amortization	56,567	58,342	57,655	(1,775)	(3.0)%	687	1.2%
Loss on disposal of assets	267	12,448	9,443	(12,181)	(97.9)%	3,005	31.8%
Impairment of real estate and long-lived assets	871	1,195	8,919	(324)	(27.1)%	(7,724)	(86.6)%
Goodwill impairment	—	—	3,575	—	—%	(3,575)	(100.0)%
Income (loss) from operations	17,319	3,478	(19,332)	13,841	n/m	22,810	(118.0)%
Interest income	4,728	6,630	7,467	(1,902)	(28.7)%	(837)	(11.2)%
Interest expense on third party debt	(53,141)	(98,437)	(135,929)	45,296	(46.0)%	37,492	(27.6)%
Interest expense on notes payable to affiliates	(119,858)	(236,598)	(195,842)	116,740	(49.3)%	(40,756)	20.8%
Earnings (loss) from equity method investments	(271)	(5,147)	538	4,876	(94.7)%	(5,685)	n/m
Gain on disposal of equity method investments	—	18,923	—	(18,923)	(100.0)%	18,923	100.0%
Loss on extinguishment of debt	(35,480)	(11,152)	—	(24,328)	n/m	(11,152)	100.0%
Other income (expense), net	(823)	1,973	1,199	(2,796)	(141.7)%	774	64.6%
Loss before income taxes	(187,526)	(320,330)	(341,899)	132,804	(41.5)%	21,569	(6.3)%
Income tax (benefit) expense	677	(23,616)	(5,836)	24,293	(102.9)%	(17,780)	n/m
Net loss	(188,203)	(296,714)	(336,063)	108,511	(36.6)%	39,349	(11.7)%
Loss (income) attributable to noncontrolling interest	(369)	757	—	(1,126)	(148.7)%	757	100.0%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(188,572)	$(295,957)	$(336,063)	$107,385	(36.3)%	$40,106	(11.9)%

n/m - Calculation is not meaningful

Revenue

Revenue increased in fiscal 2014 compared to fiscal 2013 due to increases of $12.3 million and $6.7 million in Mountain revenue and Legacy, non-core and other revenue, respectively, partially offset by decreases of $10.1 million and $6.2 million in Adventure revenue and Real Estate revenue, respectively. The increase in Legacy, non-core and other revenue of $6.7 million was primarily a result of the sale of non-core real estate during fiscal 2014. Revenue was impacted by an unfavorable foreign currency translation adjustment of $14.9 million.

The increase in revenue in fiscal 2013 compared to fiscal 2012 was due to increases of $28.2 million, $4.1 million and $3.3 million in Mountain, Adventure, and Real Estate revenue, respectively, partially offset by a decrease in Legacy, non-core and other revenue of $24.7 million. The decrease in Legacy, non-core and other revenue of $24.7 million was primarily due to the wind down of certain non-core commercial property management businesses and certain legacy businesses during fiscal 2013.

Operating expenses

Operating expenses increased in fiscal 2014 compared to fiscal 2013 as a result of an increase of $4.8 million in Legacy, non-core and other expenses partially offset by a decrease in total segment operating expenses of $1.6 million. The increase in Legacy, non-core and other expenses of $4.8 million was primarily due to the sale of non-core real estate during fiscal 2014 partially offset by a decrease in operating expenses due to a wind down of non-core operations and non-core commercial property management businesses. Total segment operating expenses included increases of $8.1 million in Mountain operating expenses partially offset by decreases of $7.6 million and $2.2 million in Adventure and Real Estate operating expenses, respectively.

Operating expenses decreased in fiscal 2013 compared to fiscal 2012 as a result of a decrease of $26.1 million in Legacy, non-core and other expenses partially offset by an increase of $21.9 million in total reportable segment operating expenses. The decrease in Legacy, non-core and other expenses of $26.1 million was primarily due to the divestiture of non-core operations and non-core commercial property management businesses. Total reportable segment operating expenses included an increase of $23.0 million in Mountain operating expenses partially offset by decreases of $0.7 million and $0.4 million in Adventure and Real Estate operating expenses, respectively.

Depreciation and amortization

The decrease in fiscal 2014 compared to the prior fiscal year was primarily related to the disposal of IT infrastructure assets in fiscal 2013.

Loss on disposal of assets

In fiscal 2014, the loss on disposal of assets was $0.3 million. In fiscal 2013, the loss of $12.4 million was primarily related to the wind down of European operations and the sale of certain wholly-owned interests in commercial real estate and development land at Blue Mountain and Mammoth. In fiscal 2012, the loss of $9.4 million was related to the sale of non-core land at Copper Mountain.

Impairments

There were no goodwill impairments in fiscal 2014 or 2013. In fiscal 2012, we recognized a goodwill impairment of $3.6 million related to a real estate reporting unit. In fiscal 2014, 2013, and 2012, we recognized a $0.6 million, $1.1 million, and $8.1 million real estate impairment, respectively, as a result of a decline in the fair value of legacy real estate assets.

Interest expense on third party debt

The decrease in fiscal 2014 and 2013 compared to the prior fiscal years was a result of the refinancing of our senior debt facilities in each of December 2013 and December 2012. The average annual effective interest rate on our senior debt facilities was lowered from approximately 12.0% in fiscal 2012, to approximately 9.0% in fiscal 2013, and then to approximately 5.5% in fiscal 2014. The refinancing transactions in fiscal 2014 and 2013 reduced the average outstanding principal balance of our senior debt facilities.

Interest expense on notes payable to affiliates

The decrease in fiscal 2014 compared to fiscal 2013 was due to the Restructuring in December 2013, as a result of which, notes payable to affiliates, including accrued and unpaid interest, were either exchanged for our common stock, canceled, or our subsidiaries were released from their obligations, including guarantor obligations.

The increase in fiscal 2013 compared to fiscal 2012 was due to a higher outstanding balance of notes payable in fiscal 2013 as a result of the accrual of interest on the notes payable to affiliates being added to the principal balance on a monthly basis.

Earnings (loss) from equity method investments

The decrease in the loss in fiscal 2014 compared to fiscal 2013 was primarily a result of recording our share of net loss from our investment in Whistler Holdings prior to its disposition in fiscal 2013. This was partially offset by lower earnings from our investment in MMSA Holdings, Inc. in fiscal 2014, which was negatively affected by poor weather conditions and lack of snowfall.

The decrease in fiscal 2013 compared to fiscal 2012 was primarily a result of recording our share of net loss from our investment in Whistler Holdings prior to the sale in December 2012.

Gain on disposal of equity method investments

In fiscal 2013, we sold our investment in Whistler Holdings for $116.9 million and recognized a $17.9 million gain on the sale. In addition, we recognized a $1.0 million gain on the sale of our partnership interest in Maui Beach Resort, L.P. in November 2012. There were no similar sales in the other fiscal years presented.

Loss on extinguishment of debt

In fiscal 2014, we recognized a $35.5 million loss on extinguishment of debt as a result of refinancing our senior debt facilities in December 2013. In fiscal 2013 we recognized an $11.2 million loss on extinguishment of debt as a result of refinancing our senior debt facilities in December 2012. There was no loss on extinguishment of debt in fiscal 2012.

Other income (expense), net

Other income (expense), net decreased in fiscal 2014 compared to the prior year period primarily due to a gain recorded in fiscal 2013 as a result of the failure of public stockholders to redeem their shares prior to the end of the redemption period in connection with the purchase of the Company by Fortress in 2006.

Income tax (benefit) expense

In fiscal 2014 we recognized $0.7 million of tax expense related to tax paying entities in Canada. The tax benefit for fiscal 2013 was the result of restructuring certain operations in Canada. This restructuring resulted in the reversal of a deferred tax liability of the restructured entity, creating the one-time tax benefit. This represents an effective tax rate of (0.4)% and 7.4% in fiscal 2014 and 2013, respectively. The effective tax rate in fiscal 2014 and 2013 differs from the federal blended statutory rate of 27.8% and 31.4%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

We realized an income tax benefit of $23.6 million in fiscal 2013 compared to an income tax benefit of $5.8 million in fiscal 2012. The 2013 tax benefit is primarily due to a decrease in the valuation allowance attributable to a restructuring of our Canadian operations that will allow us to utilize additional deferred tax assets.

Comparison of Segment Results for the Years Ended June 30, 2014, 2013 and 2012

Mountain

Revenue and Mountain Adjusted EBITDA

The Mountain segment earns revenue from a variety of business activities conducted at our mountain resorts.

Lift revenue. Lift revenue is derived from a variety of lift pass products, including multi-resort and single-resort passes, season pass products, frequency card products of varying durations and single and multi-day lift tickets. Our season pass products, including our multi-resort products, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to each ski season, is recognized in our consolidated financial statements during such fiscal year based on the prior three year average pass product usage patterns. Frequency product revenue is recognized based on usage, and revenue on unused products is recognized based on the prior three year average usage for each frequency product.

Lodging revenue. Lodging revenue is derived primarily through our management of rental programs for condominium properties located at or in close proximity to our mountain resorts. We typically receive 25% to 50% of the daily room revenue, with the condominium owners receiving the remaining share. We also earn lodging revenue from hotel properties we own at Winter Park, Stratton and Snowshoe.

Ski School revenue. Ski School revenue is derived through our operation of ski and ride schools at each of our mountain resorts. We are the exclusive provider of these services at each of our resorts.

Retail and Rental revenue. Retail and Rental revenue is derived from the rental of ski, snowboard and bike equipment and the sale of ski, snowboard and bike accessories, equipment, apparel, logo wear, gifts and sundries at our on-mountain and base area outlets.

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

Mountain Adjusted EBITDA. Mountain Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is Mountain revenue less Mountain operating expenses, adjusted for our pro rata share of EBITDA for our equity method investment in Blue Mountain for all periods prior to our acquisition of the remaining 50.0% interest in September 2014. Mountain operating expenses include: wages, incentives and benefits for resort personnel; direct costs of food, beverage and retail inventory; general and administrative expenses; and resort operating expenses, such as contract services, utilities, fuel, permit and lease payments, credit card fees, property taxes, and maintenance and operating supplies.

Key Business Metrics Evaluated by Management

The Mountain segment operating metrics in this section below do not include Blue Mountain, which we have historically accounted for using the equity method.

“Skier Visits” We measure visitation volume during the ski season, which is when most of our lift revenue is earned, by the number of “Skier Visits” at our resorts, each of which represents an individual’s use of a paid or complimentary ticket, frequency card or season pass product to ski or snowboard at our mountain resorts for any part of one day. The number of Skier Visits, viewed in conjunction with ETP, is an important indicator of our lift revenue. Changes in the number of Skier Visits have an impact on Mountain revenue. The number of Skier Visits is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, pricing policies, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competitive offerings.

“Revenue per Visit” is total Mountain revenue for a given period divided by total Skier Visits during such period. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit.

“ETP” We measure average ticket price during a given period by calculating our “effective ticket price,” or “ETP,” which is determined by dividing lift revenue by Skier Visits. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders ski frequently and therefore a greater proportion of visits from these passholders will put downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single- and multi-day lift ticket products are priced per visit and therefore a greater proportion of use of these products will tend to increase our ETP. Our lift product mix is primarily influenced by pricing incentives for season pass and frequency products and the types of visitors we attract (“destination guests” versus “regional guests”). “Destination guests,” who travel to the resort from a significant distance, often visit a resort once or twice per season for extended stays and are therefore likely to purchase multi-day ticket products. Destination guests tend to make travel plans far in advance of their vacation and do not typically change their plans based on snow and weather conditions. By contrast, “regional guests” that drive to the resort for one-day or overnight trips tend to increase visitation when conditions are favorable. Regional guests tend to visit the resort more frequently at a lower ticket price per visit than destination guests. For fiscal 2014, destination customers comprised approximately 34.6% of our Skier visits, which compares to approximately 38.7% for fiscal 2013 and 42.7% for fiscal 2012. The decline in the proportion of destination guests is largely a function of increased visitation by regional season pass holders. We define destination guests as guests with an address containing a zip code outside the resort’s region. Our definition may be different than other companies and therefore our statistics may not be comparable. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

“Revenue per available room” or “RevPAR” is determined by dividing gross room revenue during a given period by the number of units available to guests during such period.

“Average Daily Rate” or"ADR"is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period. ADR is a measure commonly used in the lodging industry, as well as by our management to track lodging pricing trends. ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a lodging operation. ADR is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competing offerings.

Comparison of Mountain Results for the Years Ended June 30, 2014, 2013 and 2012 (dollars in thousands)

	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Change	% Change	Change	% Change
Skier Visits	3,394,599	3,146,119	2,758,970	248,480	7.9%	387,149	14.0%
Revenue per Visit	$103.48	$107.75	$112.64	$(4.27)	(4.0)%	$(4.89)	(4.3)%
ETP	$44.15	$45.92	$47.65	$(1.77)	(3.9)%	$(1.73)	(3.6)%
RevPAR	$53.55	$53.12	$48.74	$0.43	0.8%	$4.38	9.0%
ADR	$155.41	$157.28	$157.57	$(1.87)	(1.2)%	$(0.29)	(0.2)%

Mountain revenue:
Lift	$149,856	$144,480	$131,453	$5,376	3.7%	$13,027	9.9%
Lodging	42,294	41,982	39,380	312	0.7%	2,602	6.6%
Ski School	28,943	27,042	24,669	1,901	7.0%	2,373	9.6%
Retail and Rental	45,214	44,385	40,208	829	1.9%	4,177	10.4%
Food and Beverage	46,335	43,711	38,464	2,624	6.0%	5,247	13.6%
Other	38,624	37,403	36,591	1,221	3.3%	812	2.2%
Total Mountain revenue	$351,266	$339,003	$310,765	$12,263	3.6%	$28,238	9.1%
Mountain Adjusted EBITDA	$76,206	$72,353	$66,051	$3,853	5.3%	$6,302	9.5%

Mountain revenue

Mountain revenue increased in fiscal 2014 compared to fiscal 2013 as a result of an increase in Skier Visits of 7.9% compared to the prior fiscal year. Skier Visits increased in fiscal 2014 due to generally improved snowfall and better ski conditions compared to the prior fiscal year. Mountain revenue was impacted by an unfavorable foreign currency translation adjustment of $5.9 million.

Mountain revenue increased in fiscal 2013 compared to fiscal 2012 as a result of an increase in Skier Visits of 14.0% compared to the prior year. Increased visitation in fiscal 2013 was driven by improved snowfall and conditions as the North American 2011/2012 ski season was marked by some of the lowest natural snowfall amounts in 20 years.

Lift revenue

Lift revenue increased in fiscal 2014 compared to fiscal 2013. The increase was primarily due to increases in Skier Visits across all our resorts. The increase in Skier Visits exceeded the increase in Mountain revenue, in percentage terms, principally as a result of increased season pass usage. ETP decreased $1.77, or 3.9%. Excluding the impact of an unfavorable foreign currency translation adjustment, ETP decreased $1.06, or 2.3%, from $45.92 in fiscal 2013 to $44.86 in fiscal 2014. The decrease in ETP was related to a greater proportion of visits from season pass and frequency product holders, which puts downward pressure on ETP. Season pass and frequency product revenue for the 2013/2014 ski season increased 18.2% compared to the same period in the prior year and comprised 37.9% and 33.2% of total lift revenue for fiscal 2014 and 2013, respectively. Lift revenue was impacted by an unfavorable foreign currency translation adjustment of $2.4 million in fiscal 2014.

Lift revenue increased in fiscal 2013 compared to fiscal 2012. The increase was primarily due to increases in Skier Visits across all our resorts. Increased leisure travel interest and favorable spring break schedules also contributed to the increase in Skier Visits. ETP decreased $1.73 or 3.6%. The decrease in ETP was related to a greater proportion of visits from season pass and frequency product holders. Season pass and frequency product revenue for the 2012/2013 ski season increased 4.0% compared to the prior year ski season and comprised 33.2% and 34.4% of total lift revenue for the years ended June 30, 2013 and 2012, respectively.

Lodging revenue

Lodging revenue was relatively flat in fiscal 2014 compared to fiscal 2013 as a result of modest growth offset by an unfavorable foreign currency translation adjustment of $1.0 million. Excluding the unfavorable foreign currency translation adjustment, ADR increased $1.98, or 1.3%, from $157.28 in fiscal 2013 to $159.26 in fiscal 2014 and RevPAR increased $0.57 or 1.1%, from $53.12 in fiscal 2013 to $53.69 in fiscal 2014.

Lodging revenue increased in fiscal 2013 compared to fiscal 2012 primarily due to the increase in occupancy partially offset by a slight decrease in ADR. The increase in occupancy was driven by the same factors that led to increased visitation levels.

Ski School revenue

Ski School revenue increased in fiscal 2014 compared to fiscal 2013, as well as in fiscal 2013 compared to fiscal 2012. The increases were primarily due to increases in Skier Visits.

Retail and Rental revenue

Retail and Rental revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to increased Skier Visits and new retail locations offset by an unfavorable foreign currency translation adjustment of $1.1 million.

Retail and Rental revenue increased in fiscal 2013 compared to fiscal 2012 primarily due to increased Skier Visits.

Food and Beverage revenue

Food and Beverage revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to an increase in Skier Visits and a new restaurant at Steamboat partially offset by an unfavorable foreign currency translation adjustment of $0.6 million.

Food and Beverage revenue increased in fiscal 2013 compared to fiscal 2012 primarily due to an increase in Skier Visits.

Other revenue

Other revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to increased revenue from gift cards and revenue from services provided to homeowners for condominium hotel property improvements at Winter Park.

Other revenue increased in fiscal 2013 compared to fiscal 2012 primarily due to an increase in our summer mountain biking operations and summer visitation at our resorts.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA increased in fiscal 2014 compared to fiscal 2013 due to a $12.3 million increase in Mountain revenue offset by a $0.3 million decrease in our pro rata share of EBITDA from our equity method investment in Blue Mountain. Excluding the impact of an unfavorable foreign currency translation adjustment of $0.7 million, our pro rata share of Adjusted EBITDA from our equity method investment in Blue Mountain would have been $0.4 million higher than the prior fiscal year. Offsetting these increases was a $8.1 million increase in Mountain operating expenses, from $273.6 million in fiscal 2013 to $281.7 million in fiscal 2014, primarily attributable to higher staffing and other variable operating expenses primarily driven by increased Skier Visits. In total, Mountain Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $2.0 million.

Mountain Adjusted EBITDA increased in fiscal 2013 compared to fiscal 2012 due to a $28.2 million increase in Mountain revenue and a $1.0 million increase in our pro rata share of EBITDA from our equity method investment in Blue Mountain. Offsetting these increases was a $23.0 million increase in Mountain operating expenses, from $250.6 million in the year ended June 30, 2012 to $273.6 million in the year ended June 30, 2013, primarily resulting from higher Skier Visits in fiscal 2013 and higher incentive compensation expense in fiscal 2013.

Adventure

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

The Adventure segment also generates ancillary revenue relating to performance of fire suppression services during the summer months in the Western United States and Western Canada. These activities are performed on an as-needed basis or pursuant to contracts that have a term of one to five years. Ancillary revenue is also derived from MRO services performed by Alpine Aerotech Ltd. on third-party aircraft, as well as from leasing aircraft to unaffiliated third parties for short term periods ranging from one to 12 months. In recent months, some of our long-term fire suppression contracts have expired which increases our reliance on as-needed fire suppression assignments.

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

Comparison of Adventure Results for the Years Ended June 30, 2014, 2013 and 2012 (dollars in thousands)

	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change

Adventure revenue	$103,520	$113,622	$109,496	$(10,102)	(8.9)%	$4,126	3.8%
Adventure Adjusted EBITDA	$17,839	$19,740	$16,151	$(1,901)	(9.6)%	$3,589	22.2%

Adventure revenue

Adventure revenue decreased in fiscal 2014 compared to fiscal 2013 primarily due to decreases of $7.7 million and $2.4 million in ancillary services and CMH revenue, respectively. Excluding the impact of an unfavorable foreign currency translation adjustment of $2.6 million, ancillary services would have been $5.0 million lower than the prior fiscal year. The decrease in revenue from ancillary services was primarily attributable to a decrease in fire suppression activities as a result of returning to average forest fire activity in the Western United States and Western Canada. Excluding the impact of an unfavorable foreign currency translation adjustment of $5.2 million, CMH revenue would have been $2.8 million higher than the prior fiscal year. The increase in CMH revenue is primarily attributable to a greater proportion of premium priced heli-skiing trips and an increase in guest nights compared to the prior period.

Adventure revenue increased in fiscal 2013 compared to fiscal 2012 primarily due to a $5.2 million increase in ancillary services partially offset by a decrease of $1.1 million in CMH revenue. The increase in revenue from ancillary services was primarily attributable to an increase in fire suppression activities resulting from above average forest fire activity in the Western United States and Western Canada. The decrease in CMH revenue was primarily due to a decline in European customers as a result of weak European economic conditions. European customers historically have comprised more than 40% of total CMH winter customers. Adventure revenue was impacted by an unfavorable foreign currency translation adjustment of $0.7 million.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA decreased in fiscal 2014 compared to fiscal 2013 primarily due to a $10.1 million decrease in Adventure revenue partially offset by a $7.6 million decrease in Adventure operating expenses, from $92.7 million in fiscal 2013 to $85.1 million in fiscal 2014. The decrease in operating expenses is primarily attributable to lower variable expenses associated with reduced firefighting activities and lower maintenance expense. The decrease in Adventure Adjusted EBITDA was partially offset by a $0.6 million decrease in Adjusted EBITDA attributable to the noncontrolling interest in Alpine Helicopters, which is removed from Adventure Adjusted EBITDA. Adventure Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $2.0 million.

Adventure Adjusted EBITDA increased in fiscal 2013 compared to fiscal 2012 primarily due to a $4.1 million increase in Adventure revenue and a $0.7 million decrease in Adventure operating expenses, which decreased from $93.3 million in fiscal 2012 to $92.7 million in fiscal 2013. The increase in Adventure Adjusted EBITDA was partially offset by $1.2 million of Adjusted EBITDA attributable to the noncontrolling interest in Alpine Helicopters as a result of the restructuring of those operations in fiscal 2013.

Real Estate

Revenue and Real Estate Adjusted EBITDA

Revenue. The Real Estate segment primarily earns revenue from IRCG, IHM and Playground. IRCG generates revenue from selling vacation club points in Club Intrawest, managing Club Intrawest properties and running a private exchange company for Club Intrawest’s members. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue primarily from commissions on the sales of real estate. During the fiscal periods presented, we did not have any active development projects. We also manage commercial real estate for our properties and third parties through our Real Estate segment.

Real Estate Adjusted EBITDA. Real Estate Adjusted EBITDA is Real Estate revenue less Real Estate operating expenses, plus interest income earned from receivables related to IRCG’s operations, adjusted for our pro rata share of EBITDA for our equity method investments in MHM and Chateau. Real Estate operating expenses include: compensation and benefits; insurance; general and administrative expenses; and land carrying costs and development planning and appraisal expenses related to the core entitled land surrounding the bases of our Steamboat, Winter Park, Tremblant, Stratton and Snowshoe resorts.

Comparison of Real Estate Results for the Years Ended June 30, 2014, 2013 and 2012 (dollars in thousands)

	Year Ended June 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change

Real Estate revenue	$58,530	$64,726	$61,439	$(6,196)	(9.6)%	$3,287	5.4%
Real Estate Adjusted EBITDA	$9,272	$13,167	$9,855	$(3,895)	(29.6)%	$3,312	33.6%

Real Estate revenue

Real Estate revenue decreased in fiscal 2014 compared to fiscal 2013 due to a $3.3 million decrease in Playground revenue primarily resulting from the acceleration of sales commissions received upon the exit of our brokerage engagement at Honua Kai Resort and Spa in fiscal 2013. This was partially offset by $1.4 million of revenue from the sale of land at Tremblant in fiscal 2014. IHM revenue decreased $2.0 million due to poor weather conditions at Westin Monache in Mammoth Lakes, California resulting in fewer room nights. Excluding an unfavorable foreign currency translation adjustment of $1.2 million, IRCG revenue decreased $0.8 million due to lower IRCG points sales.

Real Estate revenue increased in fiscal 2013 compared to fiscal 2012 primarily due to a $1.2 million increase in Playground revenue primarily resulting from the acceleration of sales commissions received on the exit of our brokerage engagement at Honua Kai Resort and Spa in fiscal 2013. IHM revenue increased $1.1 million due to higher occupancy and ADR. IRCG revenue increased $1.1 million due to higher IRCG points sales stemming from improved economic conditions and enhanced marketing initiatives.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA decreased in fiscal 2014 compared to fiscal 2013 due to a $6.2 million decrease in Real Estate revenue, partially offset by a $2.2 million decrease in Real Estate operating expenses, from operating expenses of $58.4 million in fiscal 2013 to $56.2 million in fiscal 2014 and a $0.5 million increase in our pro rata share of EBITDA from our equity method investment in MHM. The decrease in Real Estate operating expenses was primarily due to lower variable expenses driven by lower IRCG sales volume and an unfavorable foreign currency translation adjustment of $0.4 million.

Real Estate Adjusted EBITDA increased in fiscal 2013 compared to fiscal 2012 primarily due to a $3.3 million increase in Real Estate revenue and a $0.4 million decrease in Real Estate operating expenses from operating expenses of $58.8 million in fiscal 2012 to $58.4 million in fiscal 2013. Of this total, IRCG operating expenses decreased $0.5 million in fiscal 2013 as a result of lower marketing and business development expenses, Playground expenses decreased by $1.0 million and land holding costs decreased by $0.2 million, while IHM operating expenses increased $1.1 million in fiscal 2013 to support the increased occupancy at Westin Monache. We also recognized a $0.5 million decrease in our pro rata share of EBITDA for our equity method investments in MHM and Chateau in fiscal 2013.

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

Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA as a supplemental measure. The Company's definition of Adjusted EBITDA, as presented herein, is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, except that we do not adjust for recurring public company costs and foreign currency translation adjustments related to operational activities.

We remove the following items from net income (loss) attributable to the Company to get to Adjusted EBITDA:

•	interest expense, net;

•	income tax expense or benefit;

•	depreciation and amortization;

•	impairments of goodwill, real estate and long-lived assets;

•	gains and losses on disposal of assets, except for our core real estate assets;

•	earnings and losses from equity method investments;

•	gains and losses on disposal of equity method investments;

•	gains and losses on extinguishment of debt;

•	other income (expense), net;

•	discontinued operations, net of tax;

•	Legacy and other non-core expenses, net; and

•
other operating expenses, which include restructuring charges and associated severance expenses, non-cash compensation and other items, including gains, losses, fees, revenue and expenses of transactions which management believes are not representative of the underlying performance of our ongoing operations.

For purposes of calculating Adjusted EBITDA, we also add to net loss attributable to the Company our pro rata share of Adjusted EBITDA related to equity method investments included within our reportable segments, which, for the historical periods presented, include Blue Mountain (Mountain), Chateau M.T. Inc. (Real Estate) and Mammoth Hospitality Management, LLC (Real Estate). We believe the Adjusted EBITDA from these investments is representative of the underlying performance of our ongoing operations. Our pro rata share of Adjusted EBITDA is calculated based on our economic ownership percentage of the applicable equity method investee.

Finally, in calculating Adjusted EBITDA, we adjust net income (loss) attributable to the Company to include net income and losses attributable to noncontrolling interests within our reportable segments, and then remove Adjusted EBITDA attributable to the noncontrolling interest so that only our share of Adjusted EBITDA is captured within Adjusted EBITDA. Alpine Helicopters (Adventure) was the only consolidated entity within our reportable segments with a noncontrolling interest during the periods presented. All revenue and expenses of noncontrolling interests not within our reportable segments are removed from net loss attributable to the Company to derive Adjusted EBITDA.

The following table reconciles net loss attributable to the Company to total segment Adjusted EBITDA for the periods presented (in thousands):

	Year Ended June 30,
	2014	2013	2012
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(188,572)	$(295,957)	$(336,063)
Legacy and other non-core expenses, net	4,151	12,878	13,762
Other operating expenses	11,200	4,416	4,989
Depreciation and amortization	56,567	58,342	57,655
Loss on disposal of assets	267	12,448	9,443
Impairment of real estate and long-lived assets	871	1,195	8,919
Goodwill impairment	—	—	3,575
Interest income	(319)	(1,827)	(2,814)
Interest expense on third party debt	53,141	98,437	135,929
Interest expense on notes payable to affiliates	119,858	236,598	195,842
Loss (earnings) from equity method investments	271	5,147	(538)
Pro rata share of EBITDA related to equity method investments	9,153	8,932	8,393
Gain on disposal of equity method investments	—	(18,923)	—
Adjusted EBITDA attributable to noncontrolling interest	(620)	(1,232)	—
Loss on extinguishment of debt	35,480	11,152	—
Other (income) expense, net	823	(1,973)	(1,199)
Income tax expense (benefit)	677	(23,616)	(5,836)
Income (loss) attributable to noncontrolling interest	369	(757)	—
Total segment Adjusted EBITDA (a)	$103,317	$105,260	$92,057

(a)
Total segment Adjusted EBITDA equals Adjusted EBITDA. For additional discussion of Adjusted EBITDA see Part II—Item 8, Financial Statements and Supplementary Data, Note 18, “Segment Information” to the consolidated financial statements of the Company.

Liquidity and Capital Resources

Overview

Our primary goal as it relates to liquidity and capital resources is to attain and retain the optimal level of debt and cash to maintain operations and fund expansions, maintenance projects and other capital investments and to ensure that we are poised for external growth in our businesses. Our principal sources of liquidity are cash generated from operations, existing cash on hand, and our revolving credit facility. Our principal uses of cash include the funding of working capital obligations, capital expenditures and servicing our debt.

Due to the seasonality of our business, there are significant fluctuations in our cash and liquidity throughout the year. Our cash balances are typically at their highest at the end of our third fiscal quarter, following the peak ski season, and at their lowest toward the middle of our second fiscal quarter, before the start of the ski season.

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $44.1 million, $41.8 million, and $43.4 million of cash from operating activities during the years ended June 30, 2014, 2013, and 2012, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter generating the highest cash flows due to the seasonality of our business.

As part of the refinancing in December 2013, we entered into the Credit Agreement, which provided for a $540.0 million Term Loan, a $55.0 million LC Facility, and a $25.0 million Revolver (the "FY14 Loans"). We have the ability to increase the size of the Term Loan under certain circumstances in an aggregate amount of up to $40.0 million following the borrowing of $60.0 million on September 19, 2014 in connection with the Blue Acquisition, plus an additional amount such that, after giving effect to such additional amount, it does not exceed the total secured debt leverage ratio as required by the Credit Agreement. The borrowings under the Term Loan, together with cash on hand and $48.3 million contributed to us by Fortress, were used to refinance and extinguish the existing debt under the FY13 Lien Loans.

As of June 30, 2014, we have available capacity of $7.4 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the covenants of the Credit Agreement as of June 30, 2014.

On February 5, 2014, we completed our IPO and sold 3,125,000 shares of common stock at an offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $28.5 million. We used the proceeds for working capital and other general corporate purposes.

We generated cash flows of $117.9 million during the year ended June 30, 2013 primarily from the sale of our investment in Whistler Holdings. We also generated cash flows of $0.1 million, $18.0 million, and $4.7 million during the years ended June 30, 2014, 2013, and 2012, respectively, from the sale of legacy real estate assets. Going forward, we do not expect to generate significant cash flows from non-core asset sales, as we have divested substantially all of our non-core real estate assets.

We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows, proceeds from our recent IPO, and borrowings under the FY14 Loans, if needed.

Our cash and cash equivalents balance as of June 30, 2014 was $56.0 million.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

We make capital expenditures to maintain the quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are non-discretionary, including snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make capital expenditures that are discretionary in nature and intended to improve our level of service or increase the scale of our operations. Capital expenditures were $46.6 million, $29.7 million and $30.1 million for the years ended June 30, 2014, 2013 and 2012, respectively, or 8.8%, 5.7% and 5.9% of total revenue for the respective periods. The increase in capital expenditures in the year ended June 30, 2014 was attributable to several growth capital projects undertaken during the year as well as pre-spending for certain fiscal 2015 growth capital projects. We expect to spend at least $33.0 million on maintenance related capital projects and between $8.0 million and $12.0 million on growth capital projects in fiscal 2015.

We paid principal, interest and fees to our lenders of $646.2 million, $819.8 million and $92.2 million for the years ended June 30, 2014, 2013 and 2012, respectively, which amounts include principal repayments in fiscal 2014 and fiscal 2013 in connection with the refinancing of our senior debt facilities in December 2012 and December 2013. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020. Total debt, excluding capital lease obligations, decreased by $1.4 billion to $535.9 million from June 30, 2013 to June 30, 2014 as a result of the Restructuring.

Our debt service requirements can be impacted by changing interest rates as we had $537.3 million of variable rate debt outstanding as of June 30, 2014. As of June 30, 2014, the three month LIBOR was 0.23%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.2 million. A 100-basis point decrease in LIBOR would not impact our annual interest payments due to the LIBOR floor.

Cash Flows for the Years Ended June 30, 2014, 2013 and 2012

The table below sets forth for the periods indicated our net cash flow from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Year Ended June 30,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	$ Change	$ Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$44,089	$41,765	$43,390	$2,324	$(1,625)
Investing activities	(53,686)	105,407	(21,286)	(159,093)	126,693
Financing activities	7,863	(133,683)	(41,518)	141,546	(92,165)
Effect of exchange rate on cash	(2,021)	(622)	609	(1,399)	(1,231)
Net increase (decrease) in cash and cash equivalents	$(3,755)	$12,867	$(18,805)	$(16,622)	$31,672

Operating Activities

The $2.3 million increase in cash provided by operating activities in fiscal 2014 compared to fiscal 2013 was primarily related to an increase in income, before accrued interest on notes payable to affiliates, depreciation and amortization, and loss on extinguishment of debt, partially offset by changes in working capital.

The $1.6 million decrease in cash provided by operating activities in fiscal 2013 compared to fiscal 2012 was primarily related to additional interest paid during fiscal 2013 as well as the timing of cash flows related to normal changes in working capital.

Investing Activities

The $159.1 million decrease in cash provided by investing activities in fiscal 2014 compared to fiscal 2013 was primarily related to the sale of our investment in Whistler Holdings in fiscal 2013 coupled with higher capital expenditures associated with new revenue producing projects at our resorts, including the $2.9 million purchase of real estate for development in fiscal 2014.

The $126.7 million increase in cash provided by investing activities in fiscal 2013 compared to fiscal 2012 was primarily related to the sale of our investment in Whistler Holdings and certain non-core commercial properties in fiscal 2013.

Financing Activities

The $141.5 million decrease in cash used in financing activities in fiscal 2014 compared to fiscal 2013 was primarily related to lower principal repayments of debt in fiscal 2014 compared to fiscal 2013 and lower proceeds on issuances of long-term debt, proceeds received from our initial public offering in February 2014, and an increase in contributions from affiliates, partially offset by a decrease in proceeds from restricted cash.

The $92.2 million increase in cash used in financing activities in fiscal 2013 compared to fiscal 2012 was primarily related to the FY13 Lien Loans entered into in December 2012, the borrowings under which were used to refinance and replace the borrowings under our outstanding senior indebtedness, including the payment of related prepayments fees, issuance costs, transaction fees and legal fees. Total costs of the fiscal 2013 debt refinancing were $21.9 million, which were recorded as deferred financing costs, and $11.2 million was recorded as a loss on extinguishment of debt.

Contractual Obligations

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. A summary of our contractual obligations as of June 30, 2014 is set forth below (in thousands):

Contractual Obligations (1)	Total	Fiscal 2015	2-3 years	4-5 years	More than 5 years
Debt principal and interest	$770,319	$36,609	$76,725	$87,422	$569,563
Capital lease obligations	39,526	3,929	20,801	3,962	10,834
Operating leases	38,357	9,030	12,756	9,712	6,859
Employee benefit plan obligations	32,012	3,433	6,537	6,636	15,406
Purchase obligations and service contracts (2)	4,086	1,206	1,920	960	—
Total contractual obligations	$884,300	$54,207	$118,739	$108,692	$602,662

(1) We do not expect any significant cash payments related to uncertain tax positions.
(2) For obligations with cancellation provisions, the amounts were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

Off-Balance Sheet Arrangements

During fiscal 2014, 2013 and 2012, we did not engage in any material off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion above and those reflected in Part II- Item 8, Financial Statements and Supplementary Data, Note 15, "Commitments and Contingencies" under "Commitments".

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis of judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies see Part II- Item 8, Financial Statements and Supplementary Data, Note 2, “Significant Accounting Policies”. These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates.

Revenue Recognition

Weearn revenue from a variety of sources. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. The following describes revenue recognition for our three segments:

(i)
Mountain segment revenue is derived from a wide variety of sources, including sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, lodging operations and food and beverage operations. Persuasive evidence is obtained and collection of funds assured through cash transactions or credit card validation at the point of sale. Revenue is recognized as goods are delivered or services are performed. Season pass revenue, although primarily collected prior to the ski season, is recognized in our consolidated financial statements during the ski season based on the estimated average number of visits by season pass holders in each month during the ski season, which is based on historical three year average visitation by season pass holders at our resorts. Frequency product revenue is recognized as used, and unused portions are recognized based on the prior three year average usage for each frequency product.

(ii)
Adventure segment revenue is derived from a variety of sources, including all-inclusive packages for stays and tours for heli-skiing, mountaineering and hiking at Company owned and leased resorts, as well as ancillary revenue from helicopter maintenance and repair services, leasing, and off-season fire suppression services. Revenue is recognized as goods are delivered or services are performed. For CMH adventure vacation packages, payments in advance are recognized as revenue as goods are delivered or services are performed.

(iii)
The Real Estate segment earns revenue from IRCG, IHM and Playground. During the fiscal years presented, there were no active development projects or development revenue. IRCG generates revenue from the sale of vacation points, management of Club Intrawest properties, an unaffiliated, not-for-profit entity, management of a private exchange company, and income on the receivables portfolio. Vacation points revenue associated with membership in the vacation ownership business of IRCG is recognized when the purchaser has paid the amount due on closing, all contract documentation has been executed and all other significant conditions of sale are met. The Company follows real estate time-sharing accounting principles, which set out specific guidelines for assessing whether the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Such a demonstration is required for the seller of a time-sharing arrangement to recognize profit by the full accrual method. Sales are recorded upon closing when profitability can be determined and collectability can be reasonably assured. Buyers can finance a portion of the sales price through nonrecourse loans. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue from the commissions on the sales of real estate. The Company also manages commercial real estate for owned properties and third parties.

Commission revenue from brokerage operations for the Company owned real estate is included in Real Estate revenue and is recognized at the time an offer of sale is closed by the purchaser or all other contractual obligations have been satisfied. Commission revenue for third-party projects from real estate brokerage operations is included in Real Estate revenue and is recognized when the deals listing agreement is executed.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost less accumulated depreciation less any impairment loss. Repairs and maintenance are expensed as incurred. Expenditures that improve the service capacity or extend the useful life of an asset are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income (loss). Depreciation is calculated using the straight-line method over the estimated useful lives of each asset category, which are as follows:

Asset Category	Estimated Life in Years
Buildings and building improvements	5-40
Ski lifts and area improvements	5-30
Automotive, helicopters and other equipment	2-20
Golf course improvements	20

Certain buildings, area improvements and equipment are located on leased or licensed land and are amortized over the lesser of the lease or license term or its estimated useful life.

Real Estate

The Company has not been involved in new development activities during the years ended June 30, 2014, 2013 and 2012. Real estate held for development is recorded at the lower of cost or net realizable value. Land and infrastructure development costs include all expenditures incurred in connection with the acquisition, development and construction of real estate. These expenditures consist of all direct costs, interest on specific debt, interest on total costs financed by the Company's pooled debt and property taxes during the development period. The Company expenses costs directly related to the acquisition of new real estate properties and resort businesses. Costs incurred in connection with operating properties classified as real estate held for development, including indirect and general and administrative overhead costs, are recorded to cost of sales when incurred. Sales commission expenses are recorded in the same period that the related revenue is recorded.

Real estate held for development is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of a particular real estate property exceeds the estimated net realizable value.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of June 30th and at any time when events or circumstances suggest impairment may have occurred. The Company has reporting units with allocated goodwill in both the Mountain and Real Estate segments.

The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. For the testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units based upon a discounted future cash flow analysis.

The Company's major definite-lived intangible asset categories and estimated useful lives are as follows:

Intangible Asset Category	Estimated Life in Years
Permits and licenses	20-45
Trademarks and trade names	10-20
Customer relationships	8
Other	8-20

Long-lived Assets

The Company evaluates potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment will be recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part II- Item 8, Financial Statements and Supplementary Data, Note 2, “Significant Accounting Policies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At June 30, 2014, we had $537.3 million of variable rate indebtedness, representing approximately 95% of our total debt outstanding, at an average interest rate for the year ended June 30, 2014 of approximately 5.5%. As of June 30, 2014, LIBOR was 0.23%. As our variable-rate borrowings have a LIBOR floor of 1.0%, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.2 million. A 100-basis point decrease in LIBOR would not impact our annual interest payments due to the LIBOR floor.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 40%, 42%, and 44% of total revenue for the years ended June 30, 2014, 2013, and 2012, respectively. Based upon our ownership of primarily Canadian subsidiaries as of June 30, 2014, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would decrease our reported revenue by approximately $19.2 million. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrawest Resorts Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Intrawest Resorts Holdings, Inc. and subsidiaries (the Company), as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended June 30, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule, Schedule II-Valuation and Qualifying Accounts and Reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Denver, Colorado
September 23, 2014

INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except unit and share data)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$56,020	$59,775
Restricted cash	12,154	14,332
Receivables, net of allowances of $4,183 and $8,333	40,408	38,298
Inventories	37,282	29,151
Prepaid expenses and other assets	23,507	20,838
Total current assets	169,371	162,394
Receivables, net of allowances of $2,442 and $6,264	33,964	37,779
Property, plant and equipment, net	490,138	475,856
Real estate held for development	152,949	164,916
Deferred charges and other	24,636	38,317
Equity method investments	87,282	86,344
Intangible assets, net	58,521	65,503
Goodwill	94,609	94,609
Total assets	$1,111,470	$1,125,718
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$62,275	$62,196
Deferred revenue and deposits	55,248	52,110
Capital lease obligations due within one year	3,929	2,393
Long-term debt due within one year	6,644	5,808
Total current liabilities	128,096	122,507
Deferred revenue and deposits	8,267	9,301
Long-term capital lease obligations	35,597	17,871
Long-term debt	529,290	562,791
Notes payable to affiliates	—	1,358,695
Other long-term liabilities	69,446	73,299
Total liabilities	770,696	2,144,464
Commitments and contingencies (Note 15)

Partners' deficit:
Partnership units, unlimited number authorized
General partner: 0 units outstanding at June 30, 2013	—	—
Limited partners: 1,352,253 units outstanding at June 30, 2013	—	(1,166,797)
Stockholders' equity:
Preferred stock, $0.01 par value; 300,000,000 shares authorized; 0 issued and outstanding at June 30, 2014	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 45,026,124 shares issued and outstanding at June 30, 2014	450	—
Additional paid-in capital	2,894,072	—
Retained deficit	(2,751,167)	—
Accumulated other comprehensive income	197,743	148,805
Total stockholders' equity/ partners' (deficit)	341,098	(1,017,992)
Noncontrolling interest	(324)	(754)
Total equity (deficit)	340,774	(1,018,746)
Total liabilities and equity	$1,111,470	$1,125,718

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended June 30,
	2014	2013	2012
Revenue	$527,106	$524,407	$513,447
Operating expenses	452,082	448,944	453,187
Depreciation and amortization	56,567	58,342	57,655
Loss on disposal of assets	267	12,448	9,443
Impairment of real estate and long-lived assets	871	1,195	8,919
Goodwill impairment	—	—	3,575
Income (loss) from operations	17,319	3,478	(19,332)
Interest income	4,728	6,630	7,467
Interest expense on third party debt	(53,141)	(98,437)	(135,929)
Interest expense on notes payable to affiliates	(119,858)	(236,598)	(195,842)
Earnings (loss) from equity method investments	(271)	(5,147)	538
Gain on disposal of equity method investments	—	18,923	—
Loss on extinguishment of debt	(35,480)	(11,152)	—
Other income (expense), net	(823)	1,973	1,199
Loss before income taxes	(187,526)	(320,330)	(341,899)
Income tax (benefit) expense	677	(23,616)	(5,836)
Net loss	(188,203)	(296,714)	(336,063)
Loss (income) attributable to noncontrolling interest	(369)	757	—
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(188,572)	$(295,957)	$(336,063)

Weighted average shares of common stock outstanding:
Basic and diluted	43,132,076	41,882,000	41,882,000
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(4.37)	$(7.07)	$(8.02)

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended June 30,
	2014	2013	2012
Net loss	$(188,203)	$(296,714)	$(336,063)
Foreign currency translation adjustments	(4,196)	(8,022)	(34,201)
Realized portion on cash flow hedge (net of tax of $0)	4,156	3,937	5,558
Actuarial loss on pensions (net of tax of $0)	(3,631)	(705)	(4,689)
Comprehensive loss	(191,874)	(301,504)	(369,395)
Comprehensive (income) loss attributable to noncontrolling interest	(430)	754	—
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	$(192,304)	$(300,750)	$(369,395)

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Statements of Equity

(In thousands)

	Partnership		Intrawest Resorts Holdings, Inc.				Accumulated Other Comprehensive Income
	General Partner	Limited Partners	Common Stock		Additional Paid-in Capital	Retained Deficit		Noncontrolling Interest
			Shares	Amount					Total
Balance, June 30, 2011	$—	$(545,853)	—	$—	$—	$—	$186,930	$—	$(358,923)
Net loss	—	(336,063)					—	—	(336,063)
Contribution from affiliates	—	3,420	—	—	—	—	—	—	3,420
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(34,201)	—	(34,201)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	5,558	—	5,558
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(4,689)	—	(4,689)
Unit-based compensation	—	579	—	—	—	—	—	—	579
Cash settlement of unit-based compensation	—	38	—	—	—	—	—	—	38
Balance, June 30, 2012	—	(877,879)	—	—	—	—	153,598	—	(724,281)
Net loss	—	(295,957)	—	—	—	—	—	(757)	(296,714)
Contribution from affiliates	—	6,700	—	—	—	—	—	—	6,700
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(8,025)	3	(8,022)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	3,937	—	3,937
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(705)	—	(705)
Unit-based compensation	—	317	—	—	—	—	—	—	317
Cash settlement of unit-based compensation	—	22	—	—	—	—	—	—	22
Balance, June 30, 2013	—	(1,166,797)	—	—	—	—	148,805	(754)	(1,018,746)
Net loss attributable from July 1, 2013 through December 8, 2013	—	(224,288)	—	—	—	—	—	(577)	(224,865)
Contribution from affiliates	—	1,675	—	—	—	—	—	—	1,675
Restructuring transactions on December 9, 2013 (Note 1)	—	1,389,410	41,882	419	2,864,320	(2,786,883)	52,670	—	1,519,936
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs of $9,020	—	—	3,125	31	28,449	—	—	—	28,480
Net income attributable from December 9, 2013 through June 30, 2014	—	—	—	—	—	35,716	—	946	36,662
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(4,257)	61	(4,196)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	4,156	—	4,156
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(3,631)	—	(3,631)
Shares issued under share-based compensation plan, net of shares withheld for employee taxes	—	—	19	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,303	—	—	—	1,303
Balance, June 30, 2014	$—	$—	45,026	$450	$2,894,072	$(2,751,167)	$197,743	$(324)	$340,774

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2014	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(188,203)	$(296,714)	$(336,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,567	58,342	57,655
Goodwill impairment	—	—	3,575
Impairment of real estate and long-lived assets	871	1,195	8,919
Loss (earnings) from equity method investments	271	5,147	(538)
Distributions of earnings from equity method investments	1,726	6,293	10,537
Deferred income taxes	105	(26,169)	(2,802)
Provision for doubtful accounts	1,584	2,370	3,234
Loss on extinguishment of debt	35,480	11,152	—
Amortization of deferred financing costs	3,463	4,969	5,501
Realized portion on cash flow hedge	4,156	3,937	5,558
Amortization of facility fee and discount	2,071	21,964	40,327
Share-based and unit-based compensation	1,303	317	579
Deferred gain (loss) on asset sale	(91)	95	(1,478)
(Gain) loss on disposal of equity method investments and assets	358	(6,570)	10,921
Accrued interest on notes payable to affiliates	119,858	236,506	195,842
Funding of pension plans	(1,101)	(816)	(1,082)
Changes in assets and liabilities:
Restricted cash	2,170	(4,778)	3,687
Receivables	(420)	1,261	9,649
Inventories	(5,935)	5,141	4,925
Prepaid expenses and other assets	(1,781)	(1,634)	(2,694)
Real estate held for development	10,499	3,353	27,303
Accounts payable and accrued liabilities	(1,466)	8,863	4,365
Deferred revenue and deposits	2,604	7,541	(4,530)
Net cash provided by operating activities	44,089	41,765	43,390
Investing activities:
Capital expenditures	(45,242)	(29,679)	(30,061)
Purchase of land for development	(2,941)	—	—
Acquisition of maintenance, repair and overhaul facility	(2,524)	—	—
Contributions to equity method investments	(3,751)	(839)	(17)
Distributions of capital from equity method investments	—	23	4,044
Proceeds from the sale of equity method investments	—	117,868	—
Proceeds from the sale of assets	772	18,034	4,748
Net cash (used in) provided by investing activities	(53,686)	105,407	(21,286)

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year Ended June 30,
	2014	2013	2012
Financing activities:
Proceeds from issuance of long-term debt	534,600	565,132	—
Proceeds from restricted cash	—	60,656	—
Repayments of bank and other borrowings	(588,251)	(744,245)	(41,518)
Net proceeds from initial public offering	28,480	—	—
Financing costs paid	(16,950)	(21,926)	—
Contributions from affiliates	49,984	6,700	—
Net cash provided by (used in) financing activities	7,863	(133,683)	(41,518)

Effect of exchange rate changes on cash	(2,021)	(622)	609
Increase (decrease) in cash and cash equivalents	(3,755)	12,867	(18,805)
Cash and cash equivalents, beginning of year	59,775	46,908	65,713
Cash and cash equivalents, end of year	$56,020	$59,775	$46,908

Supplemental information:
Cash paid for interest	$40,958	$53,609	$50,634
Cash paid for income taxes	$279	$1,082	$5,329
Non-cash investing and financing activities
Property, plant and equipment financed by capital lease obligations	$19,565	$—	$—
Exchange of Tranche B Term Loans and Affiliate Loans for equity interest	$1,471,627	$—	$—

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Earnings (Loss) Per Share

Note 4 - Supplementary Balance Sheet Information

Note 5 - Property, Plant and Equipment

Note 6 - Equity Method Investments

Note 7 - Intangible Assets

Note 8 - Goodwill

Note 9 - Notes Receivable

Note 10 - Long-Term Debt and Notes Payable to Affiliates

Note 11 - Fair Value Measurements

Note 12 - Accumulated Other Comprehensive Income

Note 13 - Share-Based Compensation

Note 14 - Income Taxes

Note 15 - Commitments and Contingencies

Note 16 - Employee Benefit Plans

Note 17 - Related Party Transactions

Note 18 - Segment Information

Note 19 - Selected Quarterly Financial Data

Note 20 - Subsequent Events

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.	Formation and Business

Formation of the Company

Intrawest Resorts Holdings, Inc. is a Delaware corporation that was formed on August 30, 2013, and had not, prior to the completion of the restructuring transactions in which it acquired substantially all of the assets, liabilities and operations of Intrawest Cayman L.P. (the "Partnership"), which is described below under “Restructuring”, conducted any activities other than those incident to its formation for the preparation of its initial public offering.

The Partnership was formed on February 22, 2007 as a holding company that operated through various subsidiaries primarily engaged in the operation of mountain resorts, adventure, and real estate businesses, principally throughout North America.

Unless the context suggests otherwise, references in the consolidated financial statements to the “Company”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the restructuring transactions described below under “Restructuring” and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions described below under “Restructuring”.

Business Operations

The Company conducts business through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company's mountain resorts and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and a 50.0% interest in Blue Mountain Ski Resort (“Blue Mountain”) in Ontario. The Mountain segment derives revenue mainly from sales of lift pass products, lodging management, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides heli-skiing, mountaineering and hiking at eleven lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of Bell helicopters that are also used in the off-season for fire suppression in the United States and Canada and other commercial uses. The Company's subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties.

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

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest Canada”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $0.7 billion of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split) and subsequently canceled. The Company's subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates (the "Third Lien Loan"), including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring.” The consolidated statements of operations include interest expense related to the Third Lien Loan of $24.4 million and $49.2 million for the years ended June 30, 2014 and 2013, respectively.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of entities managed or controlled by Fortress Investment Group, LLC, (collectively “Fortress”). Intrawest Resorts Holdings, Inc. had no operations prior to the Restructuring. After the Restructuring and prior to the completion of the Company's initial public offering in February 2014, Fortress indirectly owned 100% of the voting and economic equity interests of the Company. The Company is the parent holding company of the businesses conducted by Intrawest U.S. and Intrawest Canada and their respective subsidiaries. Due to the entities being under common control, the assets, liabilities and equity contributed to the Company were recorded at their historical carrying values on the consolidated balance sheet. The consolidated statements of operations include the historical results of the Partnership combined with the results of the Company since the Restructuring. The consolidated statements of equity include $2.8 billion of accumulated net losses attributable to the partners, converted to and reflected as an accumulated retained deficit of the Company, and the historical contributed capital from partners of $1.4 billion, combined with the debt to equity conversion from the Restructuring, converted to and reflected as additional paid-in capital (“APIC”). The consolidated statements of cash flows reflect the activity of the historical Partnership balances combined with those of the Company since the Restructuring. The European operations of the Partnership were not contributed to the Company in connection with the Restructuring. Upon the Restructuring, the consolidated balance sheet reflects the removal of approximately $4.1 million in total assets. In addition, the consolidated balance sheet reflects an additional $1.5 billion of APIC related to the conversion of the $1.1 billion of affiliate debt and the removal of the principal balance and accrued and unpaid interest of the Third Lien Loan.

The Company’s income tax net operating loss carryforwards were reduced due to the Restructuring. As of June 30, 2013, the Company had net operating loss carryforwards of approximately $4.0 billion, which included $2.1 billion pertaining to its European operations. Due to the Restructuring, the net operating loss carryforwards pertaining to the European operations are no longer part of the Company’s net operating loss carryforward balance. Additionally, the Restructuring resulted in cancellation of indebtedness income in the United States and Canada. In accordance with the applicable tax rules in each jurisdiction, the Company’s net operating loss carryforwards have been further reduced by approximately $0.5 billion. The Company believes uncertainty exists with respect to the future realization of the remaining net operating loss carryforwards and continues to provide a full valuation allowance. See Note 14, "Income Taxes".

2013 Refinancing

In conjunction with the Restructuring on December 9, 2013, one of the Company’s subsidiaries, as borrower, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility”, together with the Term Loan and Revolver, collectively referred to herein as the “FY14 Loans”). The Company has the ability to increase the size of the Term Loan under certain circumstances in an aggregate amount of up to $40.0 million after giving effect to the Blue Acquisition described in Note 20, "Subsequent Events", plus an additional amount such that, after giving effect to such additional amount, it does not exceed the total secured debt leverage ratio as required by the Credit Agreement.

The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress, were used to refinance and extinguish the existing debt under the First Lien Credit Agreement dated December 4, 2012 (the “FY13 First Lien Loans”) and the Second Lien Credit Agreement, also dated December 4, 2012 (the “FY13 Second Lien Loans”, together with the FY13 First Lien Loans, collectively referred to herein as the “FY13 Lien Loans”). The refinancing has been accounted for as an extinguishment of debt resulting in a pre-tax loss of $35.5 million during the year ended June 30, 2014. For a description of the Credit Agreement see Note 10, “Long-Term Debt and Notes Payable to Affiliates”.

Reverse Stock Split

On January 21, 2014, the Company effected a 0.974-for-1 reverse stock split with no change in par value. This transaction was treated as a stock split for accounting purposes and all share and per share data is presented as if the reverse stock split occurred at the beginning of all years presented.

Basic and diluted net loss per share attributable to common stockholders for the years ended June 30, 2014, 2013, and 2012 were computed using the number of shares outstanding after giving effect to the Restructuring and the 0.974-for-1 reverse stock split.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The Company received net proceeds of $28.5 million, after deducting $2.4 million of underwriting discounts and commissions and $6.6 million of offering expenses payable by the Company. The Company used the proceeds in a manner consistent with that described in the IPO prospectus which included for working capital and other general corporate purposes.

Following the completion of the IPO, Fortress beneficially owns 60.1% of the voting and economic equity interests of the Company.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current year financial statement presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company’s share of post-acquisition earnings or losses less distributions received.

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

In January 2013, the Canadian helicopter business was reorganized and Alpine Helicopters Inc. (“Alpine Helicopters”) was formed in which the Company owns a 20% equity interest. Alpine Helicopters employs all the pilots that fly the helicopters in the CMH land tenures. Alpine Helicopters leases 100% of its helicopters from Intrawest Canada, a consolidated subsidiary, creating economic dependence and therefore giving Intrawest Canada a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in these financial statements. The remaining 80% equity interest is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest on the consolidated financial statements. As of June 30, 2014, Alpine Helicopters had total assets of $8.4 million and total liabilities of $6.0 million.

Cash and Cash Equivalents

Cash and cash equivalents are held in highly liquid investments, primarily demand deposit accounts with highly rated U.S. and Canadian financial institutions, with original terms to maturity of three months or less.

Restricted Cash

Restricted cash is comprised primarily of deposits to settle future claims related to self-insurance. Additionally, restricted cash includes guest lodging deposits in jurisdictions that require down payments or deposits to be retained in a trust account, and deposits to secure certain letters of credit.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Receivables

Trade receivables are recorded in the normal course of business related to the sale of products or services and presented net of an allowance for doubtful accounts. In the determination of the allowance, the Company considers specific accounts, accounts receivable aging reports, customer past repayment history, the economic environment, and other factors that could affect collectability. Write-offs are evaluated on a case by case basis.

Interest income on notes receivables is recognized on an accrual basis when earned. Any deferred portion of contractual interest is recognized on methods that approximate the effective interest method over the term of the corresponding note. Interest income was $4.7 million, $6.6 million and $7.5 million for the years ended June 30, 2014, 2013, and 2012, respectively.

Inventories

Inventories consisting of retail goods, food and beverage products are recorded at the lower of cost or net realizable value, determined using the weighted-average cost method. The Company records an allowance for estimated shrinkage and obsolete or unusable inventory.

Vacation points inventories are stated at the lower of cost or market value less cost to sell. Inventory costs are allocated to cost of point sales using a method that approximates the relative sales value method. The Company periodically reviews the carrying value of the inventory for impairment.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost less accumulated depreciation less any impairment loss. Repairs and maintenance are expensed as incurred. Expenditures that improve the service capacity or extend the useful life of an asset are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income (loss). Depreciation is calculated using the straight-line method over the estimated useful lives of each asset category, which are as follows:

Asset Category	Estimated Life in Years
Buildings and building improvements	5-40
Ski lifts and area improvements	5-30
Automotive, helicopters and other equipment	2-20
Golf course improvements	20

Certain buildings, area improvements and equipment are located on leased or licensed land and are amortized over the lesser of the lease or license term or its estimated useful life.

Real Estate Held for Development

The Company has not been involved in new development activities during the years ended June 30, 2014, 2013, and 2012. Real estate held for development is recorded at the lower of cost or net realizable value. Land and infrastructure development costs include all expenditures incurred in connection with the acquisition, development and construction of real estate. These expenditures consist of all direct costs, interest on specific debt, interest on total costs financed by the Company's pooled debt and property taxes during the development period. The Company expenses costs directly related to the acquisition of new real estate properties and resort businesses. Costs incurred in connection with operating properties classified as real estate held for development, including indirect and general and administrative overhead costs, are recorded to cost of sales when incurred. Sales commission expenses are recorded in the same period that the related revenue is recorded.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Real estate held for development is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of a particular real estate property exceeds the estimated net realizable value. During the years ended June 30, 2014, 2013, and 2012, the Company experienced deteriorated real estate conditions which indicated real estate held for development could have carrying values higher than their net realizable value. Consequently, the Company obtained third party valuations and recorded impairment charges of $0.6 million, $1.1 million, and $8.1 million in the years ended June 30, 2014, 2013, and 2012, respectively. Impairments related to legacy and non-core operations for the years ended June 30, 2014, 2013, and 2012 were $0.6 million, $1.0 million, and $8.1 million, respectively. Impairments related to the Real Estate segment for the years ended June 30, 2014, 2013, and 2012 were zero, $0.1 million, and zero, respectively.

Deferred Charges and Other

Deferred charges and other is comprised primarily of deferred financing costs. Deferred financing costs consist of capitalized legal and other fees directly related to the issuance of debt securities, net of accumulated amortization.These costs are amortized by methods that approximate the effective interest method over the respective term of the applicable debt instrument and recorded to interest expense.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of June 30th and at any time when events or circumstances suggest impairment may have occurred. The Company has reporting units with allocated goodwill in both the Mountain and Real Estate segments.

The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. For the testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units based upon a discounted future cash flow analysis.

The Company's major definite-lived intangible asset categories and estimated useful lives are as follows:

Intangible Asset Category	Estimated Life in Years
Permits and licenses	20-45
Trademarks and trade names	10-20
Customer relationships	8
Other	8-20

Long-lived Assets

The Company evaluates potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment will be recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Deferred Revenue and Deposits

Deferred revenue and deposits are comprised primarily of season pass revenue, lodging and tour deposits, deposits on real estate sales and mountain club initiation deposits. Deferred revenue relating to the sale of season passes is recognized throughout the season based on the estimated number of skier visits based on historical data. Lodging and tour deposits deferred revenue is recognized when the related service is provided. Deferred revenue relating to real estate deposits is recognized upon closing of the sale. Deferred revenue relating to mountain club initiation deposits is recognized on a straight-line basis over the estimated membership terms.

Self-Insured Liabilities

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company has a policy of self-insuring when the expected losses from self-insurance are low relative to the cost of purchasing third-party insurance at various deductible levels. The self-insurance program includes workers’ compensation benefits in the United States and medical, property, automobile and general liability coverage in the United States and Canada. An accrual for self-insured liabilities is recorded based on management’s best estimate of the ultimate cost to settle claims considering historical claims experience, claims filed and the advice of actuaries and plan administrators.

Liabilities for insurance-related assessments are not discounted and are included as part of accrued liabilities and other long-term liabilities on the consolidated balance sheets. As of June 30, 2014 and 2013, the liability balances were $7.5 million and $8.3 million, respectively.

Revenue Recognition

The Company earns revenue from a variety of sources. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and the collection of funds is reasonably assured. The following describes revenue recognition for the Company's three segments:

(i)
Mountain segment revenue is derived from a wide variety of sources, including sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, lodging operations and food and beverage operations. Persuasive evidence is obtained and collection of funds assured through cash transactions or credit card validation at the point of sale. Revenue is recognized as goods are delivered or services are performed. Season pass revenue, although primarily collected prior to the ski season, is recognized in our consolidated financial statements during the ski season based on the estimated average number of visits by season pass holders in each month during the ski season, which is based on historical three year average visitation by season pass holders at our resorts. Frequency product revenue is recognized as used, and unused portions are recognized based on the prior three year average usage for each frequency product.

(ii)
Adventure segment revenue is derived from a variety of sources, including all-inclusive packages for stays and tours for heli-skiing, mountaineering and hiking at Company owned and leased resorts, as well as ancillary revenue from helicopter maintenance and repair services, leasing, and off-season fire suppression services. Revenue is recognized as goods are delivered or services are performed. For CMH adventure vacation packages, payments in advance are recognized as revenue as goods are delivered or services are performed.

(iii)
The Real Estate segment earns revenue from IRCG, IHM and Playground. During the fiscal years presented, there were no active development projects or development revenue. IRCG generates revenue from the sale of vacation points, management of Club Intrawest properties, an unaffiliated, not-for-profit entity, management of a private exchange company, and income on the receivables portfolio. Vacation points revenue associated with membership in the vacation ownership business of IRCG is recognized when the purchaser has paid the amount due on closing, all contract documentation has been executed and all other significant conditions of sale are met. The Company follows real estate time-sharing accounting principles, which set out specific guidelines for assessing whether the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Such a demonstration is required for the seller of a time-sharing arrangement to recognize profit by the full accrual method. Sales are recorded upon closing when profitability can be determined and collectability can be reasonably assured. Buyers can finance a portion of the sales price through nonrecourse loans. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue from the commissions on the sales of real estate. The Company also manages commercial real estate for owned properties and third parties.

Commission revenue from brokerage operations for the Company owned real estate is included in Real Estate revenue and is recognized at the time an offer of sale is closed by the purchaser or all other contractual obligations have been satisfied. Commission revenue for third-party projects from real estate brokerage operations is included in Real Estate revenue and is recognized when the deals listing agreement is executed.

Advertising Costs

The Company expenses advertising costs at the time such advertising commences. Advertising costs are classified in operating expenses on the consolidated statements of operations and were $16.8 million, $14.4 million and $12.7 million for the years ended June 30, 2014, 2013, and 2012, respectively.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between tax bases of assets and liabilities and book basis reported in the consolidated balance sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. To the extent that it is considered to be more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is provided.

The Company recognizes accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in operating expenses in the consolidated statements of operations.

Foreign Currency

The consolidated financial statements are presented in United States dollars (“USD”). The Company’s Canadian subsidiaries generally have the Canadian dollar (“CAD”) as their functional currency.

The accounts of entities where the USD is not the functional currency are translated into USD using the exchange rate in effect at the balance sheet date for asset and liability amounts and at the monthly average rate in effect for the period for amounts included in the determination of income. Cumulative unrealized gains or losses arising from the translation of the financial position of these subsidiaries into USD are included in total equity as a component of accumulated other comprehensive income (loss) ("AOCI").

Exchange gains or losses arising from transactions that are denominated in foreign currencies into the applicable functional currency are included in the determination of income and are classified in other income (expense), net in the consolidated statement of operations.

Share-Based Compensation

On January 30, 2014, the Company’s Compensation Committee of the Board of Directors approved the terms of the 2014 Omnibus Incentive Plan (the “Plan”), which allows the Company to grant share-based compensation awards in a variety of forms such as options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards and cash awards as part of the Company’s long-term incentive compensation plan.

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

Employee Benefit Plans

Substantially all of the Company’s employees are covered by Company-sponsored 401(k) plans in the U.S. and defined contribution plans in Canada. The Company’s contributions to these plans are based on a percentage of employee compensation. These plans are funded on a current basis.

In addition, certain current and former employees are covered by noncontributory defined benefit pension plans. These plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service and level of compensation during the final years of employment. The Company accounts for these defined benefit plans by accruing its obligations under the employee benefit plans and the related costs as the underlying services are provided. The Company has frozen the plans and no further service benefits are being earned by plan participants in the defined plans.

The funded status of defined benefit plans is recognized entirely on the consolidated balance sheets. The amount recognized as an asset or liability for pension and other postretirement benefit plans is measured as the difference between the benefit obligation and

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

the fair value of plan assets. Overfunded plans are aggregated and recognized as an asset while underfunded plans are aggregated and recognized as a liability. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net pension expense are recognized in accumulated other comprehensive income (loss) net of income tax effects. Actuarial gains and losses are comprised of changes in the amount of either the projected benefit obligation (for pension plans), the accumulated benefit obligation (for other postretirement plans) or differences between actual and expected return on plan assets and from changes in assumptions. The Company measures its pension assets and liabilities as of June 30th of each year.

Fair Value of Financial Instruments

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

The Company has various financial instruments, including cash and cash equivalents, receivables, payables, accrued liabilities and debt obligations. Due to their short-term nature, or, in the case of note receivables, their market comparable interest rates, the instruments’ book value approximates their fair value.

The fair value of the FY14 Lien Loan was estimated using quoted prices for our instruments in markets that are not active and was considered a Level 2 measure. The fair value of the FY13 Lien Loans was estimated based on Level 3 inputs using discounted future contractual cash flows and a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for credit risk. The fair value of other obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believed were consistent with market participant assumptions.

The Company’s long-term debt obligations are not measured and carried at fair value on a recurring basis. The Company’s debt is initially recorded based upon historical cost. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Derivative Financial Instruments

The Company engages in activities that expose it to market risks including the effects of changes in interest rates and exchange rates. Financial exposures are managed as an integral part of the Company’s risk management activities, which seek to reduce the potentially adverse effect that the volatility of interest rates or exchange rates may have on operating results.

As of June 30, 2014 and 2013, the Company had no significant outstanding derivative instruments. Prior to October 2008, the Company had outstanding interest rate swaps that were accounted for as cash flow hedges. The outstanding swap contracts were terminated on October 11, 2008, and the deferred loss previously recorded in AOCI is being recognized in earnings during the period that the hedge covered, which ends on March 31, 2017. Approximately $1.8 million of deferred losses related to the terminated interest rate swaps will be amortized from AOCI into interest expense in the next 12 months.

Concentration of Credit Risk

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of regulatory insurance limits. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and small transactions associated with the Company’s consumer and retail operations and the wide variety of customers and markets in which the Company transacts business. No customer represented 10% or more of total revenue or receivables during the years ended June 30, 2014, 2013, and 2012. Where the Company provides financing, the Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The Company adopted the provisions of the ASU effective July 1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide information about the amounts reclassified out of AOCI by component. Specifically, the ASU requires the Company to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, the Company would instead cross- reference to the related note for additional information. The guidance included in ASU 2013-02 was effective for the Company beginning July 1, 2013 and was applied prospectively. The adoption of this authoritative guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations as well as certain other disposals that do not meet the definition of a discontinued operation.  The guidance is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported.  The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on the Company's financial position, results of operations or cash flows.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective July 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities include unvested restricted common stock and restricted stock units, the dilutive effect of which is calculated using the treasury stock method.

The Restructuring was accounted for as a transaction among entities under common control. As a result, the Company is retrospectively presenting the shares outstanding for all periods presented prior to the IPO.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Due to the Company's reported net loss for the years ended June 30, 2014, 2013, and 2012, the effect of 0.1 million anti-dilutive stock awards were not included in the calculation of EPS. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Year Ended June 30,
	2014	2013	2012
Basic and Diluted EPS
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(188,572)	$(295,957)	$(336,063)
Weighted average common shares outstanding	43,132	41,882	41,882
	$(4.37)	$(7.07)	$(8.02)

4.    Supplementary Balance Sheet Information

Receivables

Current receivables as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Trade receivables	$15,453	$14,522
Loans, mortgages and notes receivable	6,603	10,467
Unbilled and other amounts receivable	22,535	21,642
Allowance for doubtful accounts	(4,183)	(8,333)
	$40,408	$38,298

Prepaid expenses and other assets

Prepaid expenses and other assets as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Capital spares	$11,160	$10,555
Prepaid expenses	8,469	6,962
Prepaid insurance	3,721	3,251
Other assets	157	70
	$23,507	$20,838

Deferred charges and other

Deferred charges and other as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Long-term deferred financing costs, net	$16,208	$22,124
Amounts due from related parties	—	6,262
Other long-term assets	8,428	9,931
	$24,636	$38,317

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Trade payables	$54,150	$53,390
Other payables and accrued liabilities	8,125	8,806
	$62,275	$62,196

Current deferred revenue and deposits

Current deferred revenue and deposits as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Season pass and other deferred revenue	$31,764	$31,262
Lodging and tour deposits	15,171	12,147
Deposits on real estate sales	8,313	8,701
	$55,248	$52,110

Other long-term liabilities

Other long-term liabilities as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30,
	2014	2013
Pension liability, net	$39,098	$34,456
Forgivable government grants	11,460	12,814
Other long-term liabilities	18,888	26,029
	$69,446	$73,299
5.    Property, Plant and Equipment

Property, plant and equipment, net, including capital lease assets, as of June 30, 2014 and 2013, consisted of the following (in thousands):

	2014	2013
Land	$40,223	$37,753
Buildings and building improvements	272,769	253,178
Ski lifts and area improvements	242,093	232,736
Automotive, helicopters and other equipment	300,299	275,851
Golf course improvements	23,483	23,702
Gross property, plant and equipment	878,867	823,220
Less: accumulated depreciation and amortization	(388,729)	(347,364)
	$490,138	$475,856

Depreciation expense for property, plant and equipment for the years ended June 30, 2014, 2013, and 2012 was $50.1 million, $51.6 million and $50.5 million, respectively.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

During the years ended June 30, 2014, 2013, and 2012, certain asset groups related to legacy and non-core operations experienced deteriorated financial performance, reduced profitability, and forecasted future losses, which were indicators of potential impairment. The Company tested the recoverability of certain asset groups using projected future undiscounted cash flows and recorded impairment charges of $0.2 million, $0.1 million and $0.8 million for the years ended June 30, 2014, 2013, and 2012, respectively.

6.     Equity Method Investments

The Company had the following ownership interest in its equity method investments as of June 30, 2014:

Equity Method Affiliates	Ownership Interest
Blue Mountain Resorts Limited	50.0%
Chateau M.T. Inc	49.5%
Mammoth Hospitality Management, LLC	50.0%
MMSA Holdings Inc.	15.0%

The Company holds less than a 20% ownership interest in MMSA Holdings Inc. ("MMSA"); however, the equity method is used to account for this investment because the Company believes it exercises significant influence over MMSA by holding a seat on the MMSA board of directors, which has seven members. In addition, the Company owns 50.0% of Mammoth Hospitality Management, LLC, which also has an ownership interest in MMSA.

The Company holds a 49.5% voting interest in Chateau M.T. Inc ("Chateau") with a non-voting debt interest that can be converted to voting interest, resulting in up to a 57.1% economic interest in Chateau.

A summary of financial information for the Company's equity method investments in the aggregate is as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Revenue	$213,082	$271,376	$412,086
Operating expenses	16,785	17,028	15,921
Gross profit	196,297	254,348	396,165
Income (loss) from operations	(7,377)	(28,329)	27,641
Net income (loss)	(7,176)	(21,033)	19,674
Income (loss) attributable to noncontrolling interest	(6,905)	(15,886)	19,136
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$(271)	$(5,147)	$538

	June 30,
	2014	2013
Current assets	$53,474	$60,835
Noncurrent assets	502,742	497,850
Total assets	556,216	558,685
Current liabilities	74,864	75,919
Noncurrent liabilities	223,837	239,974
Total liabilities	298,701	315,893
Equity attributable to Intrawest Resorts Holdings, Inc.	250,145	235,793
Equity attributable to noncontrolling interest	7,370	6,999
Total equity	257,515	242,792
Intrawest Resorts Holdings, Inc. equity investment	$87,282	$86,344

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company's carrying amount of its equity method investments reflects its expectation of cash to be realized from its interests in the net assets of the affiliate, taking into account the return order of equity distribution per the respective agreements. The Company accounts for its equity method investments using the equity method. The difference between the carrying value and the undistributed earnings is primarily comprised of goodwill.

7.	Intangible Assets

Finite-lived intangible assets as of June 30, 2014 and 2013 consisted of the following (in thousands):

	June 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Permits and licenses	$15,523	$4,765	$10,758
Trademarks and trade names	74,840	27,944	46,896
Customer relationships	16,905	16,075	830
Other	10,268	10,231	37
	$117,536	$59,015	$58,521

	June 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Permits and licenses	$15,747	$4,222	$11,525
Trademarks and trade names	75,217	24,302	50,915
Customer relationships	17,105	14,129	2,976
Other	9,936	9,849	87
	$118,005	$52,502	$65,503

Amortization expense for intangible assets for the years ended June 30, 2014, 2013, and 2012 was $6.5 million, $6.8 million and $7.2 million, respectively.

Amortization expense for intangibles assets for the next five years is estimated to be as follows (in thousands):

2015	$5,188
2016	4,358
2017	4,358
2018	4,353
2019	4,347

8.    Goodwill

The goodwill balance as of June 30, 2014 and 2013 was $94.6 million. Goodwill of $93.4 million and $1.2 million is included in the Mountain and Real Estate segment, respectively. Goodwill is not amortized on an accounting basis; however, is deductible for income tax purposes. The Company did not record any impairment of goodwill for the years ended June 30, 2014 and 2013, and recorded a $3.6 million impairment of goodwill in the Real Estate segment in the year ended June 30, 2012.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

9.	Notes Receivable

IRCG, the Company’s vacation club business, allows deferred payment terms that exceed one year for customers purchasing vacation points. A note receivable exists when all contract documentation has been executed. Notes receivable primarily consist of nonrecourse installment loans. The Company performs a credit review of its notes receivable individually each reporting period to determine if an allowance for credit losses is required. As of June 30, 2014 and 2013, gross notes receivable were $40.2 million and $42.1 million, of which $6.0 million and $5.8 million, respectively, were included in current receivables, on the consolidated balance sheets. As of June 30, 2014 and 2013, the allowance for credit losses on the notes receivable was $2.9 million and $3.4 million, respectively.

10.	Long-Term Debt and Notes Payable to Affiliates

Long-term debt as of June 30, 2014 and June 30, 2013 consisted of the following (in thousands):

		June 30,
	Maturity	2014	2013
FY14 Loans	2020	$532,350	$—
FY13 First Lien Loans	2017	—	441,669
FY13 Second Lien Loans	2018	—	122,084
Other obligations	2015-2024	3,584	4,846
		535,934	568,599
Less: current maturities		6,644	5,808
		$529,290	$562,791

FY14 Loans

As described in Note 1, “Formation and Business”, the Company entered into the Credit Agreement providing for a $540.0 million Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances in an aggregate amount of up to $40.0 million after giving effect to the Blue Acquisition described in Note 20, "Subsequent Events", plus an additional amount such that, after giving effect to such additional amount, it does not exceed the total secured debt leverage ratio as required by the Credit Agreement. The proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress, were used to refinance and extinguish the existing debt under the FY13 Lien Loans.

The refinancing has been accounted for as an extinguishment of debt resulting in a pre-tax loss of $35.5 million during the year ended June 30, 2014, consisting of the difference between the principal value and the reacquisition price of the FY13 Lien Loans and the write-off of the related unamortized financing costs and unamortized original issue discount (“OID”). The following table provides the calculation of the net loss on debt extinguishment for the year ended June 30, 2014:

Year Ended June 30, 2014
FY13 First Lien Loans	$446,625
FY13 Second Lien Loans	125,000
Total FY13 Lien Loans	571,625
Total reacquisition price	(580,389)
Write off of unamortized discount and financing fees related to FY13 Lien Loans	(26,716)
Loss on debt extinguishment	$(35,480)

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Term Loan has a maturity date of December 9, 2020. Borrowings under the Credit Agreement, including the Term Loan, LC Facility, and Revolver bear interest, at the Company's option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Credit Agreement is 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the LC Facility and Revolver may change depending on the Company's total secured debt leverage ratio, which may not be higher than 4.5%. The Company's current applicable margin is 4.5%. The Term Loan currently bears interest based upon the LIBOR-based rate. The Credit Agreement requires quarterly principal payments in the amount of $1.4 million that commenced on March 31, 2014 and periodic interest payments that commenced as of December 31, 2013.

The net cash proceeds from the Term Loan were reduced by an OID of 1.0%, or $5.4 million. The OID is amortized using a method which approximates the effective interest method over the term of the Term Loan. There was $5.0 million of unamortized OID remaining as of June 30, 2014.

The Company capitalized $16.9 million of costs in connection with the FY14 Loans included in deferred charges and other on the consolidated balance sheets. These costs are amortized using a method which approximates the effective interest method over the term of the Term Loan. There was $15.4 million of unamortized costs remaining as of June 30, 2014.

The Company’s obligations under the Credit Agreement are collateralized by guarantees of substantially all of its material U.S. subsidiaries. The guarantees are further supported by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the Company’s ability and the ability of its subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with respect of certain other borrowings of the Company and its subsidiaries. The Credit Agreement also requires the Company to comply with a total secured debt leverage ratio to the extent that more than 30% of the Revolver is outstanding (including outstanding swingline loans and letters of credit) on the last day of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at June 30, 2014.

In addition to the Term Loan, the Credit Agreement provided a $55.0 million LC Facility and a $25.0 million Revolver. The LC Facility and the Revolver each have a maturity date of December 9, 2018.

The LC Facility includes fronting fees of 25 basis points, and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. The letters of credit issued under the FY13 Lien Loans were deemed issued under the LC Facility.  There were $47.6 million of irrevocable standby letters of credit outstanding under the LC Facility at June 30, 2014.

The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver at June 30, 2014.

FY13 Lien Loans

As a result of entering into the FY14 Loans and refinancing and extinguishing the FY13 Lien Loans, the Company paid a call premium, totaling $4.4 million and $3.8 million related to the FY13 First Lien and FY13 Second Lien Loans, respectively, which is included in loss on extinguishment of debt in the consolidated statement of operations for the year ended June 30, 2014.

Additionally, the Company wrote off $8.3 million of unamortized discount and $18.4 million of unamortized financing costs related to the FY13 First Lien and FY13 Second Lien Loans which are included in loss on extinguishment of debt in the consolidated statement of operations for the year ended June 30, 2014.

Maturities

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Current maturities represent principal payments due in the next 12 months. As of June 30, 2014, the long-term debt aggregate maturities for the 12 month periods are as follows (in thousands):

2015	$6,644
2016	6,454
2017	5,752
2018	5,533
2019	5,540
Thereafter	510,961

Notes Payable to Affiliates

In connection with the Restructuring, the Third Lien Loan was amended to release the Company’s subsidiaries from their obligations in respect of the Third Lien Loan and accrued and unpaid interest thereon. The Tranche B Term Loans and Affiliate Loans, including accrued and unpaid interest thereon, were exchanged for equity interests in the Company and subsequently canceled.

There were no notes payable to affiliates outstanding as of June 30, 2014. Notes payable to affiliates as of June 30, 2013 were $1.4 billion in the aggregate.

Interest Expense

The Company recorded interest expense of $173.0 million, $335.0 million, and $331.8 million in the consolidated statements of operations for the years ended June 30, 2014, 2013, and 2012, of which $3.5 million, $5.0 million, and $5.5 million was amortization of deferred financing costs.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining terminated swap liability of $3.3 million as of June 30, 2014 is recorded in AOCI and will be recognized periodically through March 31, 2017 as an adjustment to interest expense consistent with US GAAP. The portion included in interest expense in the consolidated statements of operations for the years ended June 30, 2014, 2013, and 2012 was $4.2 million, $3.9 million, and $5.6 million, respectively.

11.	Fair Value Measurements

As of June 30, 2014 and 2013, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable and accrued liabilities approximated their carrying value based on the net short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

A summary of the carrying amount and fair value of the Company's financial instruments for which there is a difference between the carrying value and fair value is as follows (in thousands):

	June 30, 2014		June 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
FY14 Loans	$532,350	$548,046	$—	$—
FY13 Lien Loans	—	—	563,753	544,717
Other obligations	3,584	3,114	4,846	4,157

As described in Note 10, “Long-Term Debt and Notes Payable to Affiliates”, the FY13 Lien Loans were refinanced and extinguished with the proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to the Company by Fortress.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Due to the debt terms received from affiliates, the Company determined that it was not practicable to estimate the fair value of the notes payable to affiliates as of June 30, 2013 because of the lack of market comparable terms and the inability to estimate the fair value without incurring excessive cost. None of the notes payable to affiliates were outstanding following the Restructuring.

12.	Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the years ended June 30, 2014 and 2013 (in thousands):

Accumulated other comprehensive income, June 30, 2012	$153,598
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,025)
Realized portion on cash flow hedge (net of tax of $0) (a)	3,937
Actuarial loss on pensions (net of tax of $0) (b)	(705)
Accumulated other comprehensive income, June 30, 2013	148,805
Other comprehensive income (loss):
Restructuring transactions on December 9, 2013	52,670
Foreign currency translation adjustments	(4,257)
Realized portion on cash flow hedge (net of tax of $0) (a)	4,156
Actuarial loss on pensions (net of tax of $0) (b)	(3,631)
Accumulated other comprehensive income, June 30, 2014	$197,743

(a)	Amount reclassified out of AOCI is included in interest expense on third party debt in the consolidated statements of operations.

(b)
For the years ended June 30, 2014 and 2013, other comprehensive income before reclassifications was $4.5 million and $1.6 million, respectively, and $0.9 million and $0.9 million, respectively, was reclassified from AOCI and included in operating expenses in the consolidated statements of operations.

13.	Share-Based Compensation

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

A total of 3,642,361 shares of common stock are available for future grant under the Plan at June 30, 2014.

Restricted Stock Awards

During the year ended June 30, 2014, the Board of Directors granted 808,339 restricted stock units to the Company’s officers and employees and 25,000 shares of restricted stock to the Company’s non-employee directors, collectively referred to herein as the "Restricted Stock Awards". Additionally, the Board of Directors approved the grant of 25,000 restricted stock units to the Company’s officers and employees; however, these restricted stock units were not issued as of June 30, 2014. Restricted Stock Awards, generally vest ratably upon the satisfaction of a defined service condition. The restricted stock is legally outstanding upon grant subject to restrictions that lapse as the awards vest. Upon vesting, each restricted stock unit is exchanged for one share of the Company’s common stock or cash, at the Company’s discretion. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the grant date. The related compensation expense is amortized over the applicable requisite service period.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the compensation expense recognized related to the restricted stock awards, which is included in operating expenses in the consolidated statements of operations (in thousands):

	Year Ended June 30,
	2014	2013	2012
Pretax compensation expense	$1,303	$—	$—
Tax benefit	—	—	—
Total compensation expense	$1,303	$—	$—

A summary of restricted stock awards activity during the year ended June 30, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Total unvested awards - July 1, 2013	—	$—
Granted	858,339	11.97
Vested	(27,778)	12.00
Forfeited	(45,834)	12.00
Total unvested awards - June 30, 2014	784,727	$11.97

The outstanding unvested restricted stock awards at June 30, 2014 are scheduled to vest in each fiscal year as follows:

Vesting Date	Number of Awards
2015	270,835
2016	270,835
2017	243,057
2018	—
2019	—
Total	784,727

As of June 30, 2014, there was $7.1 million of unrecognized compensation expense related to the unvested restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.6 years.

14.	Income Taxes

The United States and foreign components of income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
United States	$57	$173	$(5,987)
Foreign	620	(23,789)	151
	$677	$(23,616)	$(5,836)

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The components of income tax (benefit) expense from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Current income taxes:
United States	$57	$173	$(5,987)
Foreign	515	2,380	2,953
Total current income tax (benefit) expense	572	2,553	(3,034)
Deferred income taxes:
United States	—	—	—
Foreign	105	(26,169)	(2,802)
Total deferred income tax (benefit) expense	105	(26,169)	(2,802)
	$677	$(23,616)	$(5,836)

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

For all the years presented, the reconciliation of income taxes is calculated at the blended statutory federal rates of the United States and Canada. For the years ended June 30, 2013 and 2012 the reconciliation of income taxes includes the European operations of the Partnership. The reconciliation of income taxes to the actual income tax (benefit) expense is as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Income tax at blended statutory federal rate	$(52,141)	$(100,504)	$(104,807)
State tax, net of federal benefit	(4,296)	(5,742)	(13,447)
Foreign exchange rate differential	2,191	4,605	37,753
Nondeductible impairments and expenses	642	(11,662)	(57,059)
Alternative minimum and other	(10,538)	502	(347,028)
Change in tax laws and rates	(476)	(3,653)	15,383
Unrecognized tax assets	65,295	92,838	463,369
	$677	$(23,616)	$(5,836)

Due to the Restructuring, the European operations are no longer reflected as part of total (benefit) provision for income taxes.

Deferred tax assets and liabilities as of June 30, 2014 and 2013 are as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets:
Real estate held for development	$36,748	$37,931
Loss carryforwards	527,878	1,637,099
Differences in working capital deductions for tax and accounting purposes	16,774	18,311
Bank and other indebtedness	633	22,983
Intangible assets	7,986	8,795
Investments	2,050	7,539
Property, plant and equipment	6,065	1,413
Other	24,169	13,997
Total gross deferred tax assets	622,303	1,748,068
Valuation allowance	(607,305)	(1,737,756)
Net deferred tax assets	14,998	10,312
Deferred tax liabilities
Property, plant and equipment	5,542	1,980
Intangible assets	9,542	8,363
Total gross deferred tax liabilities	15,084	10,343
Net deferred tax liabilities	$86	$31
As of June 30, 2014 and 2013, net deferred tax liabilities of $86,000 and $31,000, respectively, are included within other long-term liabilities on the consolidated balance sheets. The gross deferred tax liability is noncurrent and the net deferred tax asset, after the valuation allowance, is also noncurrent. There is no current deferred tax asset due to the valuation allowance.

Included as part of the $1.7 billion valuation allowance as of June 30, 2013 is $1.0 billion related to the European operations. As a result of the Restructuring, the valuation allowance pertaining to the European operations is no longer reflected as part of the $607.3 million valuation allowance as of June 30, 2014.

The increase in the net deferred tax liability from fiscal 2013 to fiscal 2014 is primarily the result of certain Canadian operations. The Company has noncapital loss carryforwards for income tax purposes of approximately $1.6 billion and $4.0 billion as of June 30, 2014 and 2013, respectively, that are available to offset future taxable income and will expire in varying amounts over the next 20 years.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company’s income tax net operating loss carryforwards were reduced due to the Restructuring. As of June 30, 2013, the Company had net operating losses of approximately $4.0 billion, which included $2.1 billion pertaining to the European operations. As a result of the Restructuring, the net operating loss carryforwards pertaining to the European operations are no longer part of the Company’s net operating loss carryforward balance. Additionally, the Restructuring resulted in cancellation of indebtedness income in the United States and Canada. In accordance with the applicable tax rules in each jurisdiction, cancellation of indebtedness income reduced the Company’s net operating loss carryforwards by approximately $0.5 billion. The Company’s net operating loss carryforwards pertaining to federal, state and foreign jurisdictions will primarily expire after 2024 and are as follows (in thousands):

	June 30,
	2014	2013
United States	$941,924	$1,373,405
Canada	628,690	505,177
Europe	—	2,140,920
	$1,570,614	$4,019,502
Due to the Restructuring, the Company’s $94.8 million capital loss carryforward in the United States as of June 30, 2013 was fully utilized to reduce cancellation of indebtedness income. The amount of loss carryforwards reflect the Company’s best estimate and are subject to final determination by the taxing authorities.

The Company believes that uncertainty exists with respect to the future realization of the loss carryforwards and a full valuation allowance has been established for the net operating loss carryforwards. The Company has concluded that it is not more likely than not that the benefit of these losses will be utilized prior to their expiration date.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states, Canada federal jurisdiction and various provinces. With few exceptions, the Company is no longer subject to federal, state and local examinations by the tax authorities in most jurisdictions for years before June 30, 2011. Various examinations are ongoing, which are not anticipated to have a material impact on the Company’s financial statements.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance as of July 1	$19,821	$17,167	$22,536
Additions based on tax positions related to the current year	—	293	—
Additions for tax positions of prior years	—	2,716	—
Reductions based on Restructuring	(293)
Reductions for tax positions of prior years	(9,952)	(355)	(5,369)
Balance as of June 30	$9,576	$19,821	$17,167

The remaining uncertain tax benefits balance at June 30, 2014, if recognized, would only reduce net operating losses in the United States and would have no impact on the annual effective tax rate.

Included in the unrecognized tax benefits balance as of June 30, 2014 were $2.9 million of tax positions, which the Company expects will change within 12 months due to settlement or expiration of statutes of limitation. Due to the Restructuring, uncertain tax positions of $0.3 million related to the European operations are no longer part of the Company’s uncertain tax balance as of June 30, 2014.

15.	Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $47.6 million and $52.4 million at June 30, 2014 and 2013, respectively, mainly to secure its commitments under self-insurance claims and the three closed noncontributory defined benefit pension plans covering certain of its former executives. All outstanding letters of credit will expire in November 2018.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Government Grants and Loans

The federal government of Canada and the provincial government of Quebec have granted financial assistance to certain subsidiaries of the Company in the form of reimbursable loans and forgivable grants for the construction of specified tourist facilities at Tremblant. The unamortized balance of forgivable government grants received are included in other long-term liabilities on the consolidated balance sheets and recorded as a reduction in depreciation expense of the related fixed asset or a reduction in cost of sales for property under development at the time a sale is recognized.

Reimbursable government loans and forgivable grants as of June 30, 2014 and 2013 in CAD and USD equivalent are as follows (in thousands):

	June 30,
	2014		2013
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$2,358	$2,210	$3,458	$3,288
Grants
Received	$89,298	$83,691	$89,298	$84,900
Future advances	31,421	29,448	31,421	29,874
Total grants	$120,719	$113,139	$120,719	$114,774

Reimbursable government loans are included in long-term debt and long-term debt due within one year on the consolidated balance sheets. The reimbursable government loans have a weighted average borrowing rate of 6.1%.

Commitments

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Debt principal and interest	$36,609	$36,704	$40,021	$42,674	$44,748	$569,563	$770,319
Capital leases obligations	3,929	18,827	1,974	1,978	1,984	10,834	39,526
Operating leases	9,030	6,964	5,792	5,246	4,466	6,859	38,357
Purchase obligations and service contracts	1,206	960	960	960	—	—	4,086
Total commitments	$50,774	$63,455	$48,747	$50,858	$51,198	$587,256	$852,288

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Capital lease obligations are primarily for equipment except for the lease of Winter Park ski resort. In the first fiscal quarter of 2014, the Winter Park capital lease was modified to remove a floor on a payment obligation in exchange for other concessions resulting in a $19.6 million increase to the capital lease obligation and related capital lease assets due to a change in the present value of the future minimum lease payments. The Winter Park capital lease requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded.

Amortization of assets under capital leases is included in depreciation and amortization expense in the consolidated statements of operations. The leases have remaining terms ranging from 7 years to 38 years and have a weighted average interest rate of 10.0%. Total interest expense related to capital leases for the years ended June 30, 2014, 2013 and 2012 was $2.8 million, $1.4 million and $1.2 million.

Total rent expense recorded in operating expenses in the consolidated statements of operations for the years ended June 30, 2014, 2013 and 2012 was $15.1 million, $15.1 million and $17.9 million, respectively.

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire (or expired) at various times between 2012 and 2051 and provide for annual payments of approximately 2% of defined gross revenue. Payments for forestry licenses and land leases for the years ended June 30, 2014, 2013 and 2012 were $2.8 million, $2.4 million and $2.6 million, respectively.

16.	Employee Benefit Plans

The Company has three closed noncontributory defined benefit pension plans, one registered and two nonregistered, covering certain of its former executives ("Executive plans"). In addition to these plans, one of the Company’s mountain resorts has two defined benefit pension plans covering certain employees ("Employee plans"). There are no additional service costs to the Company on any of the plans.

Benefit Obligations and Funded Status

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

A summary of the funded status of the Company's pension plans at June 30, 2014 and 2013 is as follows (in thousands):

	Executive plans		Employee plans
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligation at beginning of year:	$38,103	$38,771	$10,817	$10,827
Interest cost	1,549	1,716	442	419
Participant contributions	—	—	—	—
Actuarial (gains) losses	3,703	1,204	1,149	251
Benefits paid	(2,215)	(2,319)	(878)	(680)
Foreign currency translation	(410)	(1,269)	—	—
Benefit obligation at end of year	$40,730	$38,103	$11,530	$10,817
Change in plan assets:
Fair value of plan assets at beginning of year:	$7,590	$9,736	$6,874	$6,730
Actual return of assets	154	53	682	339
Employer contributions	839	346	228	485
Benefits paid	(2,215)	(2,319)	(878)	(680)
Foreign currency translation	(112)	(226)	—	—
Fair value of plan assets at end of year	$6,256	$7,590	$6,906	$6,874
Funded status as of June 30:
Fair value of plan assets	$6,256	$7,590	$6,906	$6,874
Benefit obligations	40,730	38,103	11,530	10,817
Funded status	$(34,474)	$(30,513)	$(4,624)	$(3,943)
Amounts recognized in Statements of Financial Position:
Noncurrent liabilities	34,474	30,513	4,624	3,943
Net amount recognized	$34,474	$30,513	$4,624	$3,943
Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$10,151	$6,860	$3,931	$3,591

The net liability of all pension plans is included in other long‑term liabilities on the consolidated balance sheets (see Note 4, "Supplementary Balance Sheet Information"). The accumulated benefit obligation for all pension plans was $52.3 million and $48.9 million as of June 30, 2014 and 2013, respectively.

The Company has issued letters of credit aggregating $38.4 million and $39.5 million as of June 30, 2014 and 2013, respectively, as security for its obligations under the Executive plans.

Components of Net Periodic Benefit Cost

The net periodic benefit cost of the Company's pension plans for the years ended June 30, 2014, 2013, and 2012 was as follows (in thousands):

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Executive plans			Employee plans
	2014	2013	2012	2014	2013	2012
Interest cost	$1,549	$1,716	$1,866	$442	$419	$446
Expected return on assets	(133)	(171)	(231)	(382)	(404)	(392)
Amortization of net actuarial loss	305	264	128	261	251	108
Settlement cost	—	—	—	248	178	—
Net periodic benefit cost	$1,721	$1,809	$1,763	$569	$444	$162
Current year actuarial loss	$3,681	$1,322	$3,135	$849	$318	$1,893
Foreign currency translation	(85)	(241)	(103)	—	—	—
Amortization of net actuarial loss	(305)	(264)	(128)	(509)	(430)	(108)
Total recognized in other comprehensive income	$3,291	$817	$2,904	$340	$(112)	$1,785
Total recognized in net periodic cost and other comprehensive income	$5,012	$2,626	$4,667	$909	$332	$1,947
As of June 30, 2014, there is approximately $0.8 million of previously unrecognized actuarial losses in accumulated other comprehensive income expected to be recognized as net periodic benefit cost during fiscal year 2015. There are no prior service costs.
Assumptions

The discount rate used to determine the obligations of the Executive plans at the measurement date of June 30, 2014 was based on market yields on high quality corporate bonds in Canada. The hypothetical yield curve is made up of AA rated corporate bonds. The average timing of benefit payments was compared to average timing of cash flows from the long‑term bonds to assess potential timing adjustments. The resulting discount rate was 3.8% as of June 30, 2014.
The discount rate used to determine the obligations of the Employee plans at the measurement date of June 30, 2014 was based on a hypothetical yield curve represented by a series of annualized individual discount rates from highly rated bonds. The resulting discount rate was 3.8% as of June 30, 2014.
The expected long‑term rate of return for the Executive plans employs a building block approach based on historical markets and historical relationship between equities and fixed income investments. Current market factors are also evaluated.
The expected long‑term rate of return for the Employee plans is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.
The weighted average assumptions used to determine the Company's benefit obligations at June 30 were as follows:

	Executive plans		Employee plans
	2014	2013	2014	2013
Discount rate	3.8%	4.3%	3.8%	4.4%
Expected rate of return on plan assets	2.4%	2.0%	6.1%	6.0%
The weighted average assumptions used to determine the Company's net periodic benefit cost for the years 2014, 2013, and 2012 were as follows:

	Executive plans			Employee plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.3%	4.5%	5.3%	4.4%	4.0%	5.0%
Expected rate of return on plan assets	2.0%	1.9%	2.1%	6.0%	6.1%	6.3%
Plan Assets

The fair value of plan assets as of June 30, 2014, by asset category, is as follows (in thousands):

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Executive plans:
Cash and cash equivalents:
Cash (1)	$930	$—	$930
Restricted cash (2)	4,163	—	4,163
Equity Securities:
Canadian equity pooled funds (3)	—	1,163	1,163
Executive plan total	$5,093	$1,163	$6,256
Employee plans:
Cash and cash equivalents (4)	$167	$—	$167
Equity securities:
Large Cap growth funds (5)	137	350	487
Large Cap value funds (6)	—	397	397
Large Cap blend funds (7)	—	653	653
Small Cap funds (8)	—	225	225
Mid Cap funds (9)	—	403	403
International equities (10)	487	275	762
Fixed income securities:
Total return bond funds (11)	1,919	1,893	3,812
Employee plan total	$2,710	$4,196	$6,906

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The fair value of plan assets as of June 30, 2013, by asset category, is as follows (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Executive plans:
Cash and cash equivalents:
Cash (1)	$2,006	$—	$2,006
Restricted cash (2)	4,404	—	4,404
Equity Securities:
Canadian equity pooled funds (3)	—	1,180	1,180
Executive plan total	$6,410	$1,180	$7,590
Employee plans:
Cash and cash equivalents (4)	$142	$—	$142
Equity securities:
Large Cap growth funds (5)	168	495	663
Large Cap value funds (6)	—	481	481
Large Cap blend funds (7)	—	816	816
Small Cap funds (8)	—	131	131
Mid Cap funds (9)	—	416	416
International equities (10)	413	262	675
Fixed income securities:
Total return bond funds (11)	1,791	1,759	3,550
Employee plan total	$2,514	$4,360	$6,874

(1)	This category is cash held in Canadian dollars used to pay benefits and the fair value is the carrying amount.

(2)	This category includes funds that are held in a non-interest bearing refundable tax account by the Receiver General of Canada.

(3)	This category includes investments in pooled funds that invest in diversified portfolio of equity securities of Canadian companies. The funds are benchmarked against the S&P/TSX Total Return index.

(4)
This category includes investments in short term U.S. denominated money market instruments of domestic and foreign issuers. The fund is benchmarked to Lipper Institutional Money Market Funds Average and the Citigroup 3-months T-bill.

(5)
This category includes investments in pooled funds with the aim to achieve capital appreciation by investing primarily in equity securities of all market capitalizations, including high quality companies with larger market capitalizations. The funds are benchmarked to the Russell 1000 Value index and the Russell 3000 Growth index.

(6)
This category includes investments in pooled funds with the aim to achieve long-term capital appreciation by investing in the common stocks of well-established companies. The funds invest a majority of the fund’s net assets in equity securities of large capitalization companies and may also invest assets in equities of foreign issuers through ADRs and similar investments. The funds are benchmarked to the Russell 1000 Value index.

(7)
This category includes investments in pooled funds with the aim to achieve capital appreciation by investing primarily in equity securities of companies that compose the S&P 500 index. The funds are benchmarked to the S&P 500 index.

(8)
This category includes investments in pooled funds with the aim to achieve long-term capital appreciation. The funds invest a majority of the fund’s net assets in equity securities of U.S. small-cap companies and may also invest its net assets in foreign securities or derivatives including futures contracts, options and swaps and exchange traded funds. The funds are benchmarked to the Russell 2000 Growth and Value index.

(9)
This category includes investments in pooled funds with the aim to achieve capital appreciation by investing primarily in equity securities of companies that compose the S&P mid-cap 400 index. The funds are benchmarked to the S&P 400 mid-cap index.

(10)
This category includes investments in pooled funds with the aim to achieve long-term total return, principally from growth of capital. The funds invest primarily in common and preferred stocks of foreign companies, including those located in emerging market countries. The majority of the funds’ net assets are invested in stocks of international companies that fall within the market capitalization of the MSCI EAFE index. The funds are benchmarked to the MSCI EAFE index.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

(11)
This category of funds seeks total return, consisting of income and capital appreciation. Under normal circumstances, the funds invest at least 80% of their net assets in investment-grade bonds or fixed grade income securities, up to 25% of the funds’ total assets in asset-backed securities, and up to 20% of the funds’ total assets in U.S. dollar denominated debt securities of foreign issuers. The funds are benchmarked to the Barclays Capital U.S. Aggregate Bond index.

Transfers between levels of the fair value hierarchy are recognized at the end of the fiscal year, which generally coincides with the Company's valuation process. During the year ended June 30, 2014, there were no pension asset transfers between the levels of the fair value hierarchy. In the year ended June 30, 2013, $4.4 million of pension assets, classified as Level 2 as of June 30, 2012, were liquidated from certain investments and reinvested in pooled fund investments, which were classified as Level 2 assets as of June 30, 2013.
The Executive and Employee plans employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long‑term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non‑U.S. stocks, as well as growth, value, and small and large capitalizations. Investment risk and surplus risk (i.e., plan assets minus plan liabilities) are measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
The asset allocation strategy varies by plan. The following table reflects the 2014 target asset allocation, as well as the actual asset allocations, by asset category, for the Company's pension plans as of June 30, 2014 and 2013:

	2014 Target Allocation	Executive plans		2014 Target Allocation	Employee plans
Asset Category		2014	2013		2014	2013
Equity securities	4%	4%	5%	40%	43%	46%
Fixed income securities	15%	15%	11%	57%	55%	52%
Cash	81%	81%	84%	3%	2%	2%

Estimated Future Benefit Payments
As of June 30, 2014, the estimated undiscounted future benefit payments for the next 10 years are as follows (in thousands):

	Executive plans	Employee plans
2015	$2,231	$1,202
2016	2,230	1,030
2017	2,298	979
2018	2,370	966
2019	2,394	906
2020 – 2024	11,763	3,643
The estimated benefit payments above are based on the same assumptions used to measure the Company's benefit obligation as of June 30, 2014. The Company expects to contribute $3.1 million to the pension plans in fiscal year 2015.

17.	Related Party Transactions

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

In January 2014, the Company entered into a stockholders' agreement with Fortress in which the Company agreed to continue to provide tax, accounting, and recordkeeping services to specified entities controlled by Fortress for a period of up to 12 months.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

18.	Segment Information

The Company currently manages and reports operating results through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment comprises CMH, which earns revenue from the sale of heli-skiing, mountaineering and hiking adventure packages, and ancillary services, which earns revenue from fire suppression services and maintenance, repair and overhaul of aircraft. The Real Estate segment includes a vacation club business, management of condominium hotel properties, real estate management, including marketing and sales activities, as well as ongoing real estate development activities.

Each of the Company’s reportable segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of its reportable segments on the basis of revenue and segment Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Total segment Adjusted EBITDA equals Adjusted EBITDA. The Company also evaluates segment Adjusted EBITDA as a key compensation measure. The compensation committee determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA or segment Adjusted EBITDA. Segment Adjusted EBITDA assists in comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that our management believes do not reflect the core operating performance.

The reportable segment measure of Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment Adjusted EBITDA in the same manner. The Company's definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, except that we do not adjust for recurring public company costs and foreign currency translation adjustments related to operational activities.

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

The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies". Transactions among segments are accounted for as if the sales or transfers were to third parties, or, in other words, at current market prices.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents consolidated revenue and net income (loss) reconciled to segment Adjusted EBITDA, (in thousands):

	Year Ended June 30,
	2014	2013	2012
Revenue:
Mountain
Lift	$149,856	$144,480	$131,453
Lodging	42,294	41,982	39,380
Ski School	28,943	27,042	24,669
Retail and Rental	45,214	44,385	40,208
Food and Beverage	46,335	43,711	38,464
Other	38,624	37,403	36,591
Total Mountain revenue	351,266	339,003	310,765
Adventure revenue	103,520	113,622	109,496
Real Estate revenue	58,530	64,726	61,439
Total reportable segment revenue	513,316	517,351	481,700
Legacy, non-core and other revenue (1)	13,790	7,056	31,747
Total revenue	$527,106	$524,407	$513,447

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(188,572)	$(295,957)	$(336,063)
Legacy and other non-core expenses, net (2)	4,151	12,878	13,762
Other operating expenses (3)	11,200	4,416	4,989
Depreciation and amortization	56,567	58,342	57,655
Loss on disposal of assets	267	12,448	9,443
Impairment of real estate and long-lived assets	871	1,195	8,919
Goodwill impairment	—	—	3,575
Interest income (4)	(319)	(1,827)	(2,814)
Interest expense on third party debt	53,141	98,437	135,929
Interest expense on notes payable to affiliates	119,858	236,598	195,842
Loss (earnings) from equity method investments (5)	271	5,147	(538)
Pro rata share of EBITDA related to equity method investments (6), (7)	9,153	8,932	8,393
Gain on disposal of equity method investments	—	(18,923)	—
Adjusted EBITDA attributable to noncontrolling interest	(620)	(1,232)	—
Loss on extinguishment of debt	35,480	11,152	—
Other (income) expense, net	823	(1,973)	(1,199)
Income tax expense (benefit)	677	(23,616)	(5,836)
Income (loss) attributable to noncontrolling interest	369	(757)	—
Total segment Adjusted EBITDA	$103,317	$105,260	$92,057

Mountain (6)	76,206	72,353	66,051
Adventure (8)	17,839	19,740	16,151
Real Estate (4), (7)	9,272	13,167	9,855
Segment Adjusted EBITDA	$103,317	$105,260	$92,057

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, non-core retail revenue and revenue from management of non-core commercial properties. Included in the year ended June 30, 2014 was $10.9 million of revenue from sales of real estate held for development.

(2)
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

(3)	Includes IPO costs, non-cash compensation, reduction in workforce severance and lease payments pursuant to the lease at Winter Park.

(4)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $4.4 million, $4.8 million, and $4.7 million for the years ended June 30, 2014, 2013, and 2012, respectively. Interest income reflected in the reconciliation excludes the interest income earned from receivables related to the IRCG operations.

(5)
Represents the earnings (losses) from equity method investments, including: Blue Mountain, Chateau M.T. Inc., Mammoth Hospitality Management, LLC, MMSA Holdings, Inc. and Whistler Blackcomb Holdings, Inc.

(6)
Includes the Company’s pro rata share of EBITDA from its equity method investment in Blue Mountain. The pro rata share of EBITDA represents the share of EBITDA from the equity method investment based on the Company’s economic ownership percentage.

(7)
Includes the Company’s pro rata share of EBITDA from its equity method investments in Mammoth Hospitality Management, LLC and Chateau M.T. Inc. The pro rata share of EBITDA represents the Company’s share of EBITDA from these equity method investments based on the economic ownership percentage.

(8)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

Capital Expenditures

The following table presents capital expenditures for our reportable segments, reconciled to consolidated amounts for the years ended June 30, 2014, 2013, and 2012 (in thousands):

	Year Ended June 30,
	2014	2013	2012
Capital expenditures:
Mountain	$32,707	$15,742	$16,710
Adventure	8,250	3,098	4,844
Real Estate	772	3,092	1,404
Total segment capital expenditures	41,729	21,932	22,958
Corporate and other	4,872	7,747	7,103
Total capital expenditures	$46,601	$29,679	$30,061

Geographic Data

The Company’s revenue by geographic region for the years ended June 30, 2014, 2013, and 2012 consisted of the following (in thousands):

	Year Ended June 30,
	2014	2013	2012
Revenue:
United States	$315,742	$306,084	$280,090
Canada	211,364	217,893	227,618
International	—	430	5,739
Revenue	$527,106	$524,407	$513,447

The Company’s long-lived assets by geographic region for the years ended June 30, 2014 and 2013 consisted of the following (in thousands):

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Year Ended June 30,
	2014	2013
Long-lived assets:
United States	$529,796	$507,109
Canada	266,421	293,668
International	—	107
Long-lived assets	$796,217	$800,884

19.    Selected Quarterly Financial Data

The following tables contain selected unaudited statement of operations information for each quarter of each of the years ended June 30, 2014 and June 30, 2013 (in thousands, except per share data):

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Revenue	$57,223	$287,216	$102,106	$80,561
Income (loss) from operations	(40,276)	113,413	(18,641)	(37,177)
Net income (loss)	(54,818)	110,400	(122,207)	(121,578)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$(54,327)	$108,886	$(121,117)	$(122,014)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$(1.21)	$2.49	$(2.89)	$(2.91)
Diluted	$(1.21)	$2.48	$(2.89)	$(2.91)

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Revenue	$59,147	$281,796	$104,269	$79,195
Income (loss) from operations	(41,860)	102,809	(19,562)	(37,909)
Net income (loss)	(122,913)	62,860	(109,351)	(127,310)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$(121,834)	$62,130	$(108,977)	$(127,276)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$(2.91)	$1.48	$(2.60)	$(3.04)
Diluted	$(2.91)	$1.48	$(2.60)	$(3.04)

20.    Subsequent Events

On September 19, 2014, the Company acquired the remaining 50.0% equity interest in Blue Mountain Ski Resort in exchange for CAD $58.0 million, or approximately USD $52.9 million (the "Blue Acquisition"). The transaction was financed through $60.0 million of incremental term loan proceeds and existing cash. As Blue Mountain Ski Resort is Canada's third largest ski resort by visitation, located just over 90 miles from the Greater Toronto area, the Company expects the acquisition to result in significant incremental cash flow.

INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the remaining 50.0% interest in Blue Mountain occurred at the beginning of the year ended June 30, 2013. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs related to the acquisition.

	Year Ended June 30,
	2014	2013
Revenue:
As reported	$527,106	$524,407
Pro forma	$600,913	$597,046
Net loss attributable to Intrawest Resorts Holdings, Inc.
As reported	$(188,572)	$(295,957)
Pro forma	$(189,319)	$(296,209)
Basic and diluted net loss attributable to Intrawest Resorts Holdings, Inc. per share
As reported	$(4.37)	$(7.07)
Pro forma	$(4.39)	$(7.07)

The Company expects the transaction to be accounted for as a business combination and will record the acquisition in the first quarter of fiscal 2015 upon completion of the purchase price allocation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control over Financial Reporting

During the year ended June 30, 2014, we addressed a previously identified material weakness in internal controls over financial reporting through (a) the hiring of several senior information technology professionals and additional personnel with public company financial reporting expertise and (b) further developing and documenting our accounting policies and financial reporting procedures.  In addition, the Company continues to address the significant deficiencies in the IT environment through implementing system upgrades. Based on an evaluation by management, we concluded that we have remediated the previously identified material weakness as of June 30, 2014.

Except for the items described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 of Form 10-K will be included in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders ("2014 Proxy Statement") and is incorporated herein by reference. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 of Form 10-K will be included in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Index to Financial Statements and Financial Statement Schedules.

(1)    See "Item 8. Financial Statements and Supplementary Data" for the index to the Financial Statements and
Schedules.

(2)    Schedule II - Valuation and Qualifying Accounts. All other schedules have been omitted because the required information is not applicable or because the information required has been included in the financial statements or notes thereto.

(3)    See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

INTRAWEST RESORTS HOLDINGS, INC.

Schedule II - Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
2014
Valuation Allowance on Income Taxes	$(1,737,756)	$—	$1,130,451	$(607,305)
Trade Receivable Allowances	(3,495)	(1,307)	1,126	(3,676)
Loans, Mortgages and Notes Receivable Allowance	(11,102)	(277)	8,430	(2,949)

2013
Valuation Allowance on Income Taxes	$(1,657,309)	$—	$(80,447)	$(1,737,756)
Trade Receivable Allowances	(3,341)	(1,097)	943	(3,495)
Related Party Accounts Receivable Allowance	(24,483)	—	24,483	—
Loans, Mortgages and Notes Receivable Allowance	(10,744)	(1,273)	915	(11,102)

2012
Valuation Allowance on Income Taxes	$(1,193,940)	$—	$(463,369)	$(1,657,309)
Trade Receivable Allowances	(8,477)	(1,946)	7,082	(3,341)
Related Party Accounts Receivable Allowance	(24,483)	—	—	(24,483)
Loans, Mortgages and Notes Receivable Allowance	(11,027)	(1,288)	1,571	(10,744)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrawest Resorts Holdings, Inc.

Date: September 23, 2014	By:	/s/ William A. Jensen
William A. Jensen
Chief Executive Officer and Director
Principal Executive Officer

Date: September 23, 2014	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: September 23, 2014	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Richard Armstrong (1)	Director	September 23, 2014
Richard Armstrong

	/s/ William J. Clifford (1)	Director	September 23, 2014
William J. Clifford

	/s/ Wesley R. Edens (1)	Director	September 23, 2014
Wesley R. Edens

	/s/ Richard E. Georgi (1)	Director	September 23, 2014
Richard E. Georgi

	/s/ John W. Harris III (1)	Director	September 23, 2014
John W. Harris III

	/s/ Timothy Jay (1)	Director	September 23, 2014
Timothy Jay

(1) By:	/s/ Gary W. Ferrera	Attorney-In-Fact	September 23, 2014
Gary W. Ferrera

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
3.1	Form of Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Form of Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Stockholders' Agreement, dated January 30, 2014, by and between the Registrant and Intrawest Europe Holdings S.A.R.L. and Intrawest S.A.R.L.	10-Q	10.1	May 13, 2014
10.2	U.S. Department of Agriculture Forest Service Special Use Permit for Steamboat	S-1/A	10.2	November 12, 2013
10.3	U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park	S-1/A	10.3	January 10, 2014
10.4	U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.4	January 10, 2014
10.5	Amendment No. 1 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.5	November 12, 2013
10.6	Amendment No. 2 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.6	January 10, 2014
10.7	Amendment No. 3 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.7	November 12, 2013
10.8	Amendment No. 4 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.8	November 12, 2013
10.9	Supplemental Agreement No. VII to Agreement between the City and County of Denver and Winter Park Recreational Association, dated October 4, 2002	S-1/A	10.9	January 10, 2014
10.10	First Amendatory Agreement to Supplemental Agreement No. VII, dated December 20, 2005	S-1	10.10	November 12, 2013
10.11	Second Amendatory Agreement to Supplemental Agreement No. VII, dated December 30, 2008	S-1	10.11	November 12, 2013
10.12	Third Amendatory Agreement to Supplemental Agreement No. VII, dated August 30, 2012	S-1	10.12	November 12, 2013
10.13	Second Amended and Restated Ground Lease Agreement, dated December 20, 2002, between Winter Park Recreational Association and the Colorado Arlberg Club	S-1/A	10.13	January 10, 2014
10.14	Lease and Operating Agreement, dated December 23, 2002, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1	10.14	December 16, 2013
10.15	Guaranty Agreement, dated June 6, 2007, among Intrawest Holdings S.à.r.l., Intrawest U.S. Holdings Inc. and Winter Park Recreational Association	S-1	10.15	November 12, 2013
10.16	Form of Indemnification Agreement*	S-1/A	10.16	January 10, 2014
10.17	Form of Restricted Stock Unit Agreement (CEO)*	S-1/A	10.17	January 21, 2014

10.18	Ski Area Lease Agreement, dated January 28, 2000, between Mont Tremblant Resorts and Company, LP and the Government of Quebec	S-1/A	10.18	January 10, 2014
10.19	Shareholders’ Agreement, dated January 28, 1999, among Blue Mountain Resorts Holdings Inc., Intrawest Corporation and Blue Mountain Resorts Limited	S-1/A	10.19	January 10, 2014
10.20	Form of Intrawest Resorts Holdings, Inc. 2014 Omnibus Incentive Plan*	S-1/A	10.20	January 21, 2014
10.21	Separation Agreement, dated October 1, 2013, between Intrawest U.S. Holdings Inc. and Dallas E. Lucas*	S-1/A	10.21	December 16, 2013
10.22	Credit Agreement, dated December 9, 2013, among Intrawest Operations Group Holdings, LLC, Intrawest Operations Group, LLC, the lenders party thereto, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partner, LLC, as administrative agent	S-1/A	10.22	December 16, 2013
10.23	First Amendment to Lease and Operating Agreement, dated June 15, 2004, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.23	December 16, 2013
10.24	Second Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.24	December 16, 2013
10.25	Third Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.25	December 16, 2013
10.26	Fourth Amendment to Lease and Operating Agreement, dated January 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.26	December 16, 2013
10.27	Fifth Amendment to Lease and Operating Agreement, dated April 10, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.27	December 16, 2013
10.28	Sixth Amendment to Lease and Operating Agreement, dated September 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.28	December 16, 2013
10.29	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and William A. Jensen*	S-1/A	10.29	January 21, 2014
10.30	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and Joshua B. Goldstein*	S-1/A	10.30	January 21, 2014
10.31	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and Gary W. Ferrera*	S-1/A	10.31	January 21, 2014
10.32	Form of Restricted Stock Unit Agreement (Other Executive Officers)*	S-1/A	10.32	January 21, 2014
10.33	Form of Restricted Stock Agreement (Directors)*	S-1/A	10.33	January 21, 2014
10.34	Incremental Amendment to the Credit Agreement dated September 19, 2014	8-K	10.1	September 22, 2014
21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP	X
24.1	Power of Attorney	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).		X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

