Form 10-Q
period 2014-09-30
Intrawest Resorts Holdings, Inc.
filed 2014-11-10
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 7, 2014, 45,051,124 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including:

•	weakness in general economic conditions;

•	lack of adequate snowfall and unfavorable weather conditions;

•	adverse events that occur during our peak operating periods;

•	our failure to achieve the expected benefits of our recent acquisition and other risks associated with our acquisition strategy;

•	Steamboat Ski & Resort’s dependence on subsidized direct air service;

•	risks related to information technology;

•	our potential failure to maintain the integrity of our customer or employee data;

•	adverse consequences of ongoing legacy litigation or future legal claims;

•	our ability to monetize real estate assets;

•	a partial or complete loss of Alpine Helicopters Inc.’s services;

•	the effects of climate change on our business operations;

•	our ability to maintain effective internal control over financial reporting;

•	risks of foreign currency fluctuations which could reduce the U.S. dollar value of our Canadian earnings;

•
risks associated with the ownership of a majority of our outstanding common stock by entities managed or controlled by Fortress Investment Group, LLC, (collectively “Fortress”), including potential sales of shares held by Fortress, governance rights in our stockholders' agreement with Fortress and potential conflicts of interests; and

•	our substantial leverage, which could adversely affect our ability to raise additional capital to support our growth strategy.

You should carefully consider the risks described in Part I - Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission (“SEC”) on September 23, 2014. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$53,555	$56,020
Restricted cash	12,184	12,154
Receivables, net	36,623	40,408
Other current assets	64,470	60,789
Total current assets	166,832	169,371
Property, plant and equipment, net of accumulated depreciation of $389,601 and $388,729	566,915	490,138
Real estate held for development	150,607	152,949
Intangible assets, net of accumulated amortization of $58,895 and $59,015	65,096	58,521
Goodwill	109,128	94,609
Other long-term assets, net	78,471	145,882
Total assets	$1,137,049	$1,111,470
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$77,693	$62,275
Deferred revenue and deposits	81,328	55,248
Capital lease obligations due within one year	4,009	3,929
Long-term debt due within one year	7,194	6,644
Total current liabilities	170,224	128,096
Long-term capital lease obligations	35,420	35,597
Long-term debt	587,191	529,290
Other long-term liabilities	70,382	77,713
Total liabilities	863,217	770,696
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000,000 shares authorized; 0 issued and outstanding at each of September 30, 2014 and June 30, 2014	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 45,026,124 shares issued and outstanding at each of September 30, 2014 and June 30, 2014	450	450
Additional paid-in capital	2,894,696	2,894,072
Accumulated deficit	(2,802,142)	(2,751,167)
Accumulated other comprehensive income	180,289	197,743
Total stockholders' equity	273,293	341,098
Noncontrolling interest	539	(324)
Total equity	273,832	340,774
Total liabilities and equity	$1,137,049	$1,111,470

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Statements of Operations
Revenue	$74,373	$80,561
Operating expenses	98,076	104,196
Depreciation and amortization	14,586	13,145
Loss on remeasurement of equity method investments and disposal of other assets	1,625	397
Loss from operations	(39,914)	(37,177)
Interest expense, net	(9,614)	(81,937)
Loss from equity method investments	(2,251)	(1,591)
Other expense, net	(305)	(172)
Loss before income taxes	(52,084)	(120,877)
Income tax (benefit) expense	(1,986)	701
Net loss	(50,098)	(121,578)
Income attributable to noncontrolling interest	877	436
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(50,975)	$(122,014)

Weighted average shares of common stock outstanding:
Basic and diluted	45,026,124	41,882,000
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(1.13)	$(2.91)

Statements of Comprehensive Loss
Net loss	$(50,098)	$(121,578)
Other comprehensive (loss) income (net of tax of $0)	(17,468)	9,683
Comprehensive loss	(67,566)	(111,895)
Comprehensive income attributable to noncontrolling interest	863	424
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	$(68,429)	$(112,319)

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(50,098)	$(121,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,586	13,145
Accrued interest on notes payable to affiliates	—	67,105
Funding of pension plans	(2,065)	(97)
Other non-cash expense, net	2,825	5,954
Changes in assets and liabilities, net of Blue Mountain acquisition:
Inventories	(2,698)	(6,150)
Real estate held for development	(17)	10,829
Accounts payable and accrued liabilities	7,484	11,677
Deferred revenue and deposits	21,939	23,636
Other assets and liabilities, net	8,234	(4,137)
Net cash provided by operating activities	190	384
Investing activities:
Capital expenditures	(15,148)	(14,277)
Acquisition of Blue Mountain, net of cash received	(41,485)	—
Other investing activities, net	(556)	(266)
Net cash used in investing activities	(57,189)	(14,543)
Financing activities:
Proceeds from issuance of long-term debt	59,925	—
Repayments of bank and other borrowings	(2,702)	(1,679)
Financing costs paid	(1,234)	—
Net cash provided by (used in) financing activities	55,989	(1,679)

Effect of exchange rate changes on cash	(1,455)	923
Decrease in cash and cash equivalents	(2,465)	(14,915)
Cash and cash equivalents, beginning of period	56,020	59,775
Cash and cash equivalents, end of period	$53,555	$44,860

Supplemental information:
Cash paid for interest	$8,427	$12,812
Non-cash investing and financing activities:
Property, plant and equipment financed by capital lease obligations	$107	$19,565

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

Note 1 - Organization and Business

Note 2 - Significant Accounting Policies

Note 3 - Earnings (Loss) Per Share

Note 4 - Supplementary Balance Sheet Information

Note 5 - Long-Term Debt

Note 6 - Accumulated Other Comprehensive Income

Note 7 - Income Taxes

Note 8 - Blue Mountain Acquisition

Note 9 - Commitments and Contingencies

Note 10 - Segment Information

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

1.	Organization and Business

Formation of the Company

Intrawest Resorts Holdings, Inc. is a Delaware corporation that was formed on August 30, 2013, and had not, prior to the completion of the restructuring transactions in which it acquired substantially all of the assets, liabilities and operations of Intrawest Cayman L.P. (the "Partnership"), which is described below under “Restructuring”, conducted any activities other than those incident to its formation for the preparation of its initial public offering, which was consummated on February 5, 2014.

The Partnership was formed on February 22, 2007 as a holding company that operated through various subsidiaries primarily engaged in the operation of mountain resorts, adventure, and real estate businesses, principally throughout North America.

Unless the context suggests otherwise, references in the notes to condensed consolidated financial statements to the “Company”, “our”, “us”, or “we” refer to the Partnership its consolidated subsidiaries prior to the consummation of the restructuring transactions described below under “Restructuring” and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions described below under “Restructuring”.

Business Operations

The Company conducts business through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company's mountain resorts and lodging operations at Steamboat Ski & Resort and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort in Vermont, Snowshoe Mountain Resort in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and a 50.0% equity interest in Blue Mountain Ski Resort (“Blue Mountain”) in Ontario prior to the Company's acquisition of the remaining 50.0% equity interest that the Company did not already own on September 19, 2014 ("Blue Mountain Acquisition"). The Mountain segment derives revenue mainly from sales of lift products, lodging, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides heli-skiing, mountaineering and hiking at eleven lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of Bell helicopters that are also used in the off-season for fire suppression activities in the United States and Canada and other commercial uses. The Company's subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties.

The Real Estate segment is comprised of and derives revenue from Intrawest Resort Club Group (“IRCG”), a vacation club business, Intrawest Hospitality Management, LLC, which principally manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business, as well as the Company’s 50.0% interest in Mammoth Hospitality Management, LLC and 57.1% interest in Chateau M.T. Inc. The Real Estate segment is also comprised of ongoing real estate development activities and includes costs associated with these activities, including planning activities and land carrying costs.

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest ULC”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $0.7 billion of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split) and subsequently canceled. The Company's subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates (the "Third Lien Loan"), including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring.” The consolidated statements of operations include interest expense related to the notes payable to affiliates of zero and $67.1 million for the three months ended September 30, 2014 and 2013, respectively.

The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of entities managed or controlled by

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

Fortress Investment Group, LLC, (collectively “Fortress”). Intrawest Resorts Holdings, Inc. had no operations prior to the Restructuring. After the Restructuring and prior to the completion of the Company's initial public offering in February 2014, Fortress indirectly owned 100% of the voting and economic equity interests of the Company. The Company is the parent holding company of the businesses conducted by Intrawest U.S. and Intrawest ULC and their respective subsidiaries. Due to the entities being under common control, the assets, liabilities and equity contributed to the Company were recorded at their historical carrying values on the consolidated balance sheet. The consolidated statements of operations include the historical results of the Partnership combined with the results of the Company since the Restructuring. The European operations of the Partnership were not contributed to the Company in connection with the Restructuring. As a result of the Restructuring, the condensed consolidated balance sheet as of June 30, 2014 reflects the removal of approximately $4.1 million in total assets. In addition, the condensed consolidated balance sheet as of June 30, 2014 reflects an additional $1.5 billion of APIC related to the conversion of the $1.1 billion of affiliate debt and the removal of the principal balance and accrued and unpaid interest of the Third Lien Loan.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current period financial statement presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company’s share of post-acquisition earnings or losses less distributions received.

In January 2013, the Canadian helicopter business was reorganized and Alpine Helicopters Inc. (“Alpine Helicopters”) in which the Company owns a 20.0% equity interest, was formed. Alpine Helicopters employs all the pilots that fly the helicopters in the CMH land tenures. Alpine Helicopters leases 100.0% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest on the accompanying condensed consolidated financial statements. As of September 30, 2014, Alpine Helicopters had total assets of $10.0 million and total liabilities of $6.7 million.

On September 19, 2014 (the "Acquisition Date"), the Company acquired the remaining 50.0% equity interest in Blue Mountain that it did not already own from Blue Mountain Resorts Holdings Inc. (“Blue Mountain Holdings”) (see Part I - Item 1, Financial Statements (unaudited), see Note 8, "Blue Mountain Acquisition"). The accompanying condensed consolidated financial statements reflect the Company's equity method investment in Blue Mountain prior to the Blue Mountain Acquisition and the consolidated results for the period from the Acquisition Date through the fiscal quarter ended September 30, 2014.

Fair Value of Financial Instruments

The Company has various short term financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities. The instruments’ book value approximates their fair value, or, in the case of notes receivable, their market comparable interest rates.

The fair value of the Senior Debt (as defined in Part I - Item 1, Financial Statements (unaudited), Note 5, “Long-Term Debt”) was estimated using quoted prices for the Company's instruments in markets that are not active and was considered a Level 2 measure.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

	September 30, 2014		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$590,942	$597,661	$532,350	$548,046
Other debt obligations	3,443	2,994	3,584	3,114

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations as well as certain other disposals that do not meet the definition of a discontinued operation.  The guidance is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted only for disposals that have not been previously reported.  The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective July 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The Restructuring was accounted for as a transaction among entities under common control. As a result, the Company is retrospectively presenting the shares outstanding for all periods presented prior to the Restructuring.

Due to the Company's reported net loss for each of the three months ended September 30, 2014 and 2013, the effect of 0.1 million anti-dilutive stock awards was not included in the calculation of EPS. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended September 30,
	2014	2013
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(50,975)	$(122,014)
Weighted average common shares outstanding	45,026	41,882
Basic and diluted EPS	$(1.13)	$(2.91)

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

4.    Supplementary Balance Sheet Information

Receivables

Current receivables as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	Fiscal Year End June 30, 2014

Trade receivables	$34,573	$37,988
Loans, mortgages and notes receivable	6,329	6,603
Allowance for doubtful accounts	(4,279)	(4,183)
Total receivables	$36,623	$40,408

Other current assets

Other current assets as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	Fiscal Year End June 30, 2014

Inventories	$41,272	$37,282
Capital spares	11,446	11,160
Prepaid expenses	9,403	8,469
Prepaid insurance	2,252	3,721
Other assets	97	157
Total other current assets	$64,470	$60,789

Other long-term assets

Other long-term assets as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	Fiscal Year End June 30, 2014

Equity method investments	$24,048	$87,282
Receivables	33,859	36,406
Long-term deferred financing costs, net	16,856	16,208
Other long-term assets	5,989	8,428
Allowance for doubtful accounts	(2,281)	(2,442)
Total other long-term assets	$78,471	$145,882

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	Fiscal Year End June 30, 2014

Trade payables	$67,857	$54,150
Other payables and accrued liabilities	9,836	8,125
Total accounts payable and accrued liabilities	$77,693	$62,275

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

Current deferred revenue and deposits

Current deferred revenue and deposits as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	Fiscal Year End June 30, 2014

Season pass and other deferred revenue	$58,441	$31,764
Lodging and tour deposits	16,136	15,171
Deposits on real estate sales	6,751	8,313
Total current deferred revenue and deposits	$81,328	$55,248

Other long-term liabilities

Other long-term liabilities as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	Fiscal Year End June 30, 2014

Pension liability, net of funded assets	$36,047	$39,098
Forgivable government grants	10,687	11,460
Deferred revenue and deposits	6,750	8,267
Other long-term liabilities	16,898	18,888
Total other long-term liabilities	$70,382	$77,713

5.	Long-Term Debt

Long-term debt as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

		September 30, 2014	Fiscal Year End June 30, 2014
	Maturity
Senior Debt	2020	$590,942	$532,350
Other debt obligations	2015-2024	3,443	3,584
Total		594,385	535,934
Less: Long-term debt due within one year		7,194	6,644
Total long-term debt		$587,191	$529,290

Senior Debt

In conjunction with the Restructuring on December 9, 2013, one of the Company’s subsidiaries, as borrower, and several of the Company's U.S. subsidiaries as guarantors, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). In September 2014, the Company borrowed an incremental $60.0 million under the Term Loan, primarily, to finance the Blue Mountain Acquisition described in Part I - Item 1, Financial Statements (unaudited), Note 8, "Blue Mountain Acquisition". The proceeds will also be used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

of up to $40.0 million after giving effect to the incremental borrowing in connection with the Blue Mountain Acquisition, plus an additional amount, if any, such that, after giving effect to such additional amount, it does not exceed the borrower's total secured debt leverage ratio as required by the Credit Agreement.

The Term Loan has a maturity date of December 9, 2020. Borrowings under the Credit Agreement, including the Term Loan, LC Facility and Revolver bear interest, at the Company's option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Credit Agreement is 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the LC Facility and Revolver may change depending on the Company's total secured debt leverage ratio, which may not exceed 4.5%. The Company's current applicable margin is 4.5%. The Term Loan currently bears interest based upon the LIBOR-based rate. The Credit Agreement requires quarterly principal payments in the amount of $1.5 million.

The net cash proceeds from the Term Loan were reduced by an original issue discount ("OID") of 0.9%, or $5.5 million, after giving effect to the Blue Mountain Acquisition. The OID is amortized using the effective interest method. There was $4.9 million of unamortized OID remaining as of September 30, 2014.

The Company capitalized $16.9 million and $1.2 million of deferred financing costs in connection with the Senior Debt and the Blue Mountain Acquisition, respectively, which is included in other long-term assets on the accompanying condensed consolidated balance sheets. These costs are amortized using the effective interest method. There was $16.1 million and $15.4 million of unamortized costs remaining as of September 30, 2014 and June 30, 2014, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with respect to certain other borrowings of the Company's subsidiaries. Additionally, the Credit Agreement requires the borrower to comply with a total secured debt leverage ratio to the extent that more than 30% of the Revolver is outstanding (including outstanding swingline loans and letters of credit) on the last day of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at September 30, 2014.

In addition to the Term Loan, the Credit Agreement provides for a $55.0 million LC Facility and a $25.0 million Revolver. The LC Facility and the Revolver each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points, and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $47.5 million of irrevocable standby letters of credit outstanding under the LC Facility at each of September 30, 2014 and June 30, 2014. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver at either September 30, 2014 or June 30, 2014.

Other Obligations

Other obligations includes various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other obligations is 5.3%.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

Maturities

Current maturities represent principal payments due in the next 12 months. As of September 30, 2014, the long-term debt aggregate maturities for the 12 month periods ended September 30 of each of the following years are set forth below (in thousands):

2015	$7,194
2016	7,014
2017	6,346
2018	6,138
2019	6,144
Thereafter	566,406

Interest Expense

The Company recorded interest expense of $10.7 million and $83.6 million in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively, of which $0.6 million and $1.0 million, respectively, was amortization of deferred financing costs.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining terminated swap liability of $3.1 million as of September 30, 2014 is recorded in accumulated other comprehensive income ("AOCI") and will be recognized periodically through March 31, 2017 as an adjustment to interest expense. Approximately $1.4 million of deferred losses related to the terminated interest rate swaps will be amortized from AOCI into interest expense in the next 12 months. The portion included in interest expense in the condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013 was $0.4 million and $1.6 million, respectively.

6.	Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the three months ended September 30, 2014 (in thousands):

Three Months Ended September 30, 2014
Accumulated other comprehensive income, June 30, 2014	$197,743
Other comprehensive income (loss):
Foreign currency translation adjustments	(17,672)
Realized portion on cash flow hedge (net of tax of $0) (a)	420
Actuarial loss on pensions (net of tax of $0) (b)	(202)
Accumulated other comprehensive income, September 30, 2014	$180,289

(a)	Amount reclassified out of AOCI is included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	For the three months ended September 30, 2014, $0.2 million was reclassified from AOCI and included in operating expenses in the accompanying condensed consolidated statements of operations.

7.	Income Taxes

The Company's quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented.

The consolidated income tax provision attributable to the Company was a $2.0 million benefit for the three months ended September 30, 2014 and a $0.7 million expense for the three months ended September 30, 2013. These amounts represent an effective tax rate of 3.8% and (0.6)% for the three months ended September 30, 2014 and 2013, respectively. The net $2.0 million tax benefit for the three months

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

ended September 30, 2014 is comprised of $1.1 million of tax expense related to taxable Canadian operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, that enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release of the valuation allowance. The $0.7 million expense for the three months ended September 30, 2013 primarily relates to taxable Canadian operations. The effective tax rate for the three months ended September 30, 2014 and 2013 differs from the federal blended statutory rate of 31.8% and 32.0%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

8.     Blue Mountain Acquisition

On September 19, 2014, the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings. Blue Mountain is a year-round resort, located in Ontario, approximately 90 miles northwest of Toronto. The Company financed the Blue Mountain Acquisition with incremental Term Loan proceeds and existing cash. The Company expects the Blue Mountain Acquisition to result in incremental cash flow. In connection with the Blue Mountain Acquisition, the shareholders’ agreement between the Company and Blue Mountain Holdings was terminated.

The Blue Mountain Acquisition was accounted for as a business combination. Costs related to the Blue Mountain Acquisition of approximately $0.5 million were expensed during the three months ended September 30, 2014 and were included within other expense, net in the accompanying condensed consolidated statements of operations.

Consideration Transferred

The following table summarizes the consideration transferred to acquire Blue Mountain and the fair value of the Company's previously held equity interest (in thousands):

September 19, 2014
Consideration transferred:
Cash paid for purchase price	$51,786
Cash paid for working capital adjustment	3,007
Previously held equity interest:
Fair value of previously held equity interest on date of acquisition	54,793
Total consideration transferred	$109,586

Prior to the Blue Mountain Acquisition, the Company held a 50.0% equity interest in Blue Mountain. The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The Company valued its previously held equity interest at $54.8 million, which was determined by management with the assistance of a third party valuation firm, based on information available at the acquisition date, current assumptions as to future operations and the per share value issued as of the date the Company obtained control. This valuation resulted in a loss of $1.4 million included within loss on disposal of equity method investments and other assets in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

Net Assets Acquired

The following table shows the preliminary amounts recognized as of the Acquisition Date for each major class of assets acquired and liabilities assumed and the resulting purchase price allocation (in thousands):

September 19, 2014
Assets acquired:
Cash and cash equivalents	$13,308
Receivables	1,931
Other current assets	5,625
Property, plant and equipment	83,135
Intangibles	9,482
Goodwill	14,519
Other long-term assets	6
Total assets acquired	128,006
Liabilities assumed:
Accounts payable and accrued liabilities	13,366
Deferred revenue and deposits	5,054
Net identifiable assets acquired	$109,586

The assets acquired and liabilities assumed, as well as the results of operations from the date of the Blue Mountain Acquisition through the fiscal quarter ended September 30, 2014, are included within our Mountain segment. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations may be recorded. Goodwill of $14.5 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recorded is primarily attributable to economies of scale, opportunities for synergies and any intangible assets that do not qualify for separate recognition. None of the goodwill is deductible for tax purposes.

Acquired identifiable intangible assets and their estimated useful life in years are as follows (in thousands):

	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Trademarks and trade names	$4,821	20
Customer relationships	4,661	4-6
Total intangible assets	$9,482

Actual and Pro Forma Results

The following table shows the revenue and operating loss included in the Company's condensed consolidated statements of operations resulting from the Blue Mountain Acquisition since the Acquisition Date (in thousands):

Three Months Ended September 30, 2014
Revenue	$1,282
Net income attributable to Intrawest Resorts Holdings, Inc. (1)	$2,419

(1)
Net income attributable to the Company resulting from the Blue Mountain Acquisition includes a one-time $3.1 million tax benefit that was due to a restructuring that enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release to the valuation allowance.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

The following unaudited pro forma consolidated results of operations have been prepared as if the Blue Mountain Acquisition occurred on July 1, 2013. The pro forma information does not necessarily reflect the actual results of operations had the Blue Mountain Acquisition been consummated at the beginning of the fiscal period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the Blue Mountain Acquisition or (ii) transaction or integration costs related to the Blue Mountain Acquisition (in thousands, except per share data):

	Three Months Ended September 30,
	2014	2013
Revenue	$87,050	$94,440
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(51,288)	$(123,195)
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(1.14)	$(2.94)

9.	Commitments and Contingencies

Letters of Credit

There were $47.5 million of irrevocable standby letters of credit outstanding under the LC Facility at each of September 30, 2014 and June 30, 2014, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018. Blue Mountain had $0.5 million of irrevocable standby letters of credit outstanding at September 30, 2014. The letters of credit expire at various times in 2015 and are primarily used to secure certain obligations for construction of a new conference center.

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

Government Grants and Loans

The federal government of Canada and the provincial government of Quebec have granted financial assistance to certain subsidiaries of the Company in the form of reimbursable loans and forgivable grants for the construction of specified tourist facilities at Tremblant. The unamortized balance of forgivable government grants received are included in other long-term liabilities on the condensed consolidated balance sheets and recorded as a reduction in depreciation expense of the related fixed asset or a reduction in cost of sales for property under development at the time a sale is recognized.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

Reimbursable government loans and forgivable grants as of September 30, 2014 and June 30, 2014 in CAD and USD equivalent are as follows (in thousands):

	September 30, 2014		June 30, 2014
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$2,358	$2,105	$2,358	$2,210
Grants
Received	89,298	79,730	89,298	83,691
Future advances	31,421	28,054	31,421	29,448
Total grants	$120,719	$107,784	$120,719	$113,139

Reimbursable government loans are included in long-term debt and long-term debt due within one year on the accompanying condensed consolidated balance sheets. The reimbursable government loans have a weighted average borrowing rate of 6.12%.

Capital Leases

Capital lease obligations are primarily for equipment except for the lease of Winter Park. In the first fiscal quarter of 2014, the Winter Park capital lease was modified to remove a floor on a payment obligation in exchange for other concessions resulting in a $19.6 million increase in the capital lease obligation and related capital lease assets due to a change in the present value of the future minimum lease payments. The Winter Park capital lease requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded.

Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The capital leases have remaining terms ranging from 3 years to 38 years and have a weighted average interest rate of 10.0%.

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire at various times between 2015 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases were $0.1 million for each of the three months ended September 30, 2014 and 2013.

10.	Segment Information

The Company currently manages and reports operating results through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment generates revenue from the sale of heli-skiing, mountaineering and hiking adventure packages, and ancillary services, such as fire suppression services, leasing, and maintenance, repair and overhaul of aircraft. The Real Estate segment includes a vacation club business, management of condominium hotel properties and real estate management, including marketing and sales activities, as well as ongoing real estate development activities.

Each of the Company’s reportable segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company's reportable segments on the basis of revenue and segment earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Total segment Adjusted EBITDA equals Adjusted EBITDA. The Company also evaluates segment Adjusted EBITDA as a key compensation measure. The compensation committee of the Company's board of directors determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA or segment Adjusted EBITDA. Segment Adjusted EBITDA assists in comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the core operating performance.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

The reportable segment measure of Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment Adjusted EBITDA in the same manner as the Company. The Company's definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, except that the Company does not adjust for recurring public company costs and foreign currency translation adjustments related to operational activities.

The Company defines Adjusted EBITDA as net income (loss) attributable to Intrawest Resorts Holdings, Inc. before interest expense, net (excluding interest income earned from receivables related to IRCG operations), income tax benefit or expense and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: (i) impairments of goodwill, real estate and long-lived assets; (ii) gains and losses on asset dispositions; (iii) earnings and losses from equity method investments; (iv) gains and losses from disposal of equity method investments; (v) gains and losses on extinguishment of debt; (vi) other income or expense; (vii) earnings and losses attributable to noncontrolling interest; (viii) discontinued operations, net of tax; and (ix) other items, which include revenue and expenses of legacy and other non-core operations, restructuring charges and associated severance expenses, non-cash compensation and other items. For purposes of calculating Adjusted EBITDA, the Company also adds back to net income (loss) attributable to Intrawest Resorts Holdings, Inc., the pro rata share of Adjusted EBITDA related to equity method investments included within the reportable segments and removes from Adjusted EBITDA the Adjusted EBITDA attributable to noncontrolling interests for entities consolidated within the reportable segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in monitoring of performance and, therefore, is not disclosed.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

The following table presents consolidated revenue and net loss reconciled to segment Adjusted EBITDA, (in thousands):

	Three Months Ended September 30,
	2014	2013
Revenue:
Mountain
Lift (1)	$3,287	$3,194
Lodging	9,371	8,217
Ski School (2)	499	533
Retail and Rental	6,162	5,590
Food and Beverage	7,367	6,349
Other	9,627	9,422
Total Mountain revenue	36,313	33,305
Adventure revenue	22,614	22,617
Real Estate revenue	15,071	13,250
Total reportable segment revenue	73,998	69,172
Legacy, non-core and other revenue (3)	375	11,389
Total revenue	$74,373	$80,561

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(50,975)	$(122,014)
Legacy and other non-core expenses, net (4)	982	3,536
Other operating expenses (5)	1,827	1,527
Depreciation and amortization	14,586	13,145
Loss on remeasurement of equity method investments and disposal of other assets	1,625	397
Interest income (6)	(54)	(449)
Interest expense on third party debt	10,726	16,464
Interest expense on notes payable to affiliates	—	67,105
Loss from equity method investments (7)	2,251	1,591
Pro rata share of Adjusted EBITDA related to equity method investments (8), (9)	982	1,067
Adjusted EBITDA attributable to noncontrolling interest	(1,258)	(635)
Other expense, net	305	172
Income tax (benefit) expense	(1,986)	701
Income attributable to noncontrolling interest	877	436
Total segment Adjusted EBITDA	$(20,112)	$(16,957)

Mountain (8)	$(23,994)	$(22,090)
Adventure (10)	2,135	3,656
Real Estate (11)	1,747	1,477
Segment Adjusted EBITDA	$(20,112)	$(16,957)

(1)	Lift revenue during the summer is derived from mountain biking and sightseeing lift products.

(2)	Ski School revenue during the summer is derived from mountain bike instruction at various resorts.

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, non-core retail revenue and revenue from management of non-core commercial properties. Included in the three months ended September 30, 2013 was $10.9 million of revenue from sales of real estate held for development.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

(4)
Represents revenue and expenses of legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Revenue and expenses related to legacy and other non-core operations include retail operations not located at the Company’s properties and management of non-core commercial properties owned by third parties. It also includes legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations in real estate sales and marketing documents, and allegations that we failed to construct planned amenities.

(5)	Includes costs related to the Company's initial public offering, non-cash compensation, reduction in workforce severance, lease payments pursuant to the lease at Winter Park and other expenses.

(6)	Includes interest income unrelated to IRCG financing activities.

(7)	Represents the losses from equity method investments, including: Chateau M.T. Inc., Mammoth Hospitality Management, LLC, MMSA Holdings, Inc., and Blue Mountain prior to the Blue Mountain Acquisition.

(8)
Includes the Company’s pro rata share of Adjusted EBITDA from its equity method investment in Blue Mountain prior to the Blue Mountain Acquisition. The pro rata share of Adjusted EBITDA represents the share of Adjusted EBITDA from the equity method investment based on the Company’s economic ownership percentage.

(9)
Includes the Company’s pro rata share of EBITDA from its equity method investments in Mammoth Hospitality Management, LLC and Chateau M.T. Inc. The pro rata share of Adjusted EBITDA represents the Company’s share of Adjusted EBITDA from these equity method investments based on the Company's economic ownership percentages.

(10)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $1.1 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively.

Capital Expenditures

The following table presents capital expenditures for our reportable segments, reconciled to consolidated amounts for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Capital expenditures:
Mountain	$12,199	$10,311
Adventure	1,227	2,308
Real Estate	87	128
Total segment capital expenditures	13,513	12,747
Corporate and other	1,635	1,530
Total capital expenditures	$15,148	$14,277

Geographic Data

The Company’s revenue by geographic region for the three months ended September 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended September 30,
	2014	2013
Revenue:
United States	$36,945	$38,483
Canada	37,428	42,078
Revenue	$74,373	$80,561

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2014 and 2013
(Unaudited)

The Company’s long-lived assets by geographic region as of September 30, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 30, 2014	Fiscal Year End June 30, 2014

Long-lived assets:
United States	$534,311	$529,796
Canada	357,435	266,421
Long-lived assets	$891,746	$796,217

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a North American mountain resort and adventure company, delivering distinctive vacation and travel experiences to our customers for over three decades. We own interests in seven four-season mountain resorts with more than 11,000 skiable acres and over 1,140 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains, Canada, and the Pacific Southwest. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports including: New York City, Boston, Washington D.C., Pittsburgh, Los Angeles, Montreal and Toronto. We also operate an adventure travel business, which includes Canadian Mountain Holidays (“CMH”), the leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.1 million acres. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties, manage condominium hotel properties, and sell and market residential real estate.

Our three reportable segments are as follows:

•
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”), Winter Park Resort (“Winter Park”), Stratton Mountain Resort (“Stratton”), Snowshoe Mountain Resort (“Snowshoe”) and Mont Tremblant Resort (“Tremblant”), as well as our 50.0% equity interest in Blue Mountain Ski Resort (“Blue Mountain”) prior to our acquisition of the remaining 50.0% that we did not already own on September 19, 2014 ("Blue Mountain Acquisition").

•
Adventure: Our Adventure segment is comprised of CMH, which provides heli-skiing, mountaineering, and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing and helicopter maintenance, repair and overhaul ("MRO") services to third parties.

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes Intrawest Resort Club Group (“IRCG”), our vacation club business, Intrawest Hospitality Management, LLC ("IHM"), which manages condominium hotel properties and Playground, our residential real estate sales and marketing business, as well as our 50.0% interest in Mammoth Hospitality Management, LLC and 57.1% interest in Chateau M.T., Inc.

In addition to our reportable segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Recent Transactions

Blue Mountain Acquisition

On September 19, 2014, we acquired the remaining 50.0% equity interest in Blue Mountain that we did not already own from Blue Mountain Resorts Holdings Inc. ("Blue Mountain Holdings") for a purchase price of CAD $61.4 million, or approximately $54.8 million USD, in a privately negotiated transaction. In connection with the Blue Mountain Acquisition, the shareholders’ agreement between us and Blue Mountain Holdings was terminated. The purchase price, along with fees and expenses incurred in connection with the transaction, were financed through an incremental term loan pursuant to the our credit agreement dated as of December 9, 2013 (the "Credit Agreement") and existing cash. The incremental term loan has the same economic and other terms as the original term facility under the Credit Agreement.
Factors Affecting our Business

Economic Conditions

Our results of operations are affected by consumer discretionary spending. Numerous economic trends support the notion that the health of the general economy has improved in recent periods. We believe that if the economy continues to improve, consumers will have more disposable income and a greater inclination to engage in and spend money on leisure activities, which will positively impact our results of operations.

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which help to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and heli-skiing tenures can force us to cancel or suspend operations which may have a negative impact on our financial results.  Weather may also have an effect on our summer fire suppression activities and flight hours.  For example, fire suppression activities were unusually high during the summer of 2012, which was marked by severe drought conditions in the Western United States.

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders puts downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders puts downward pressure on Mountain Segment Revenue Per Visit as season pass and frequency product holders are less likely to purchase certain ancillary products and services relative to non-season pass and frequency product holders. We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Mountain Segment Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products.

Seasonality and Fluctuations in Quarterly Results

Our business is seasonal in nature. Although each of our mountain resorts operates as a four-season resort, based upon historical results, we generate the highest revenue between our second and third fiscal quarters, which includes the peak ski season. Similarly, CMH generates the majority of its revenue during the same periods, our second and third fiscal quarters, as this is also the peak heli-skiing season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, during our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or less peak periods, holidays and weekends in our second fiscal quarter compared to prior years, with a corresponding difference in our third fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

The following table contains selected unaudited statements of operations information for the quarter ended September 30, 2014 and each of the quarters in the year ended June 30, 2014 (in thousands):

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Mountain revenue	$36,313	$26,518	$215,452	$75,991	$33,305
Adventure revenue	22,614	17,994	51,372	11,537	22,617
Real Estate revenue	15,071	12,482	18,876	13,922	13,250
Total reportable segment revenue	$73,998	$56,994	$285,700	$101,450	$69,172

Resort Real Estate Markets

We currently intend to resume development of residential vacation homes at our mountain resorts when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macro-economic trends and consumer sentiment. Macroeconomic conditions have improved in recent periods, which has supported a partial recovery in the market for vacation homes in the United States and Canada. However, despite these trends, the median vacation home price and number of vacation homes sold in the fiscal year ended June 30, 2014 still remain well below the peak, suggesting ample room for continued growth.

Potential for Volatility in Ancillary Services within our Adventure Segment

Historically, a significant share of the ancillary firefighting services in our Adventure segment was performed under medium term contracts with the U.S. Forest Service ("USFS") of between one and three years, which generated fixed revenue for committed aircraft and crew availability, plus incremental revenue based on flight hours.  In fiscal year 2014, several of these contracts expired.  As a result, going forward a higher proportion of our ancillary flight service revenue will be from “as needed” contracts that enable us to bid for spot flying and other short-term assignments.  Revenue from these arrangements is almost entirely based on flight hours and is therefore less consistent than USFS committed contracts.  Accordingly, our ability to generate ancillary revenue will be increasingly dependent on higher forest fire levels and our ability to opportunistically deploy our helicopters in other industries and/or lines of business during the off season.

Increased General and Administrative Costs as a Public Company

As a result of consummating our initial public offering ("IPO") on February 5, 2014, we started incurring incremental costs associated with operating as a growth-oriented publicly traded company.  We expect the full magnitude of these incremental costs, which include higher compliance costs, Securities and Exchange Commission ("SEC") reporting costs, stock exchange and transfer agent fees, increased costs for directors’ and officers’ insurance, board compensation and expenses, software and systems upgrades and other costs, will be fully reflected in our fiscal 2015 results and in subsequent fiscal years. Our general and administrative costs, including incremental public company costs, are generally allocated to our segments, which will put downward pressure on segment results in fiscal year 2015 and beyond.

Foreign Currency Fluctuation Risk

We present our financial statements in United States dollars. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses are transacted in Canadian dollars, principally at Tremblant, Blue Mountain and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into United States dollars. See "Item 3. - Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Fluctuations".

Where we discuss the impact of foreign currency translation adjustments, the impact is calculated on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying prior period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements of operations for the three months ended September 30, 2014 and 2013 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our reportable segment results.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013 (dollars in thousands)

	Three Months Ended September 30,		Change
	2014	2013	$	%
Revenue	$74,373	$80,561	$(6,188)	(7.7)%
Operating expenses	98,076	104,196	(6,120)	(5.9)%
Depreciation and amortization	14,586	13,145	1,441	11.0%
Loss on remeasurement of equity method investments and disposal of other assets	1,625	397	1,228	n/m
Loss from operations	(39,914)	(37,177)	(2,737)	7.4%
Interest expense, net	(9,614)	(81,937)	72,323	(88.3)%
Loss from equity method investments	(2,251)	(1,591)	(660)	41.5%
Other expense, net	(305)	(172)	(133)	77.3%
Loss before income taxes	(52,084)	(120,877)	68,793	(56.9)%
Income tax (benefit) expense	(1,986)	701	(2,687)	n/m
Net loss	(50,098)	(121,578)	71,480	(58.8)%
Income attributable to noncontrolling interest	877	436	441	101.1%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(50,975)	$(122,014)	$71,039	(58.2)%

n/m - Calculation is not meaningful.

Revenue

Revenue decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a decrease of $11.0 million in Legacy, non-core and other revenue partially offset by an increase of $4.8 million in total segment revenue. The decrease in Legacy, non-core and other revenue of $11.0 million was a result of no non-core real estate sales during the three months ended September 30, 2014. Total segment revenue in the three months ended September 30, 2014 included increases of $3.0 million and $1.8 million in Mountain revenue and Real Estate revenue, respectively. Adventure revenue was relatively flat in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, revenue was also impacted by an unfavorable foreign currency translation adjustment of $2.1 million.

Operating expenses

Operating expenses decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of a decrease of $13.3 million in Legacy, non-core and other expenses partially offset by an increase of $7.1 million in total segment operating expenses. The decrease in Legacy, non-core and other expenses of $13.3 million was the result of no non-core real estate sales during the three months ended September 30, 2014, as well as a $1.0 million decrease in legacy real estate litigation expenses during the three months ended September 30, 2014. Total segment operating expenses in the three months ended September 30, 2014 included increases of $4.9 million, $1.4 million, and $0.9 million in Mountain, Real Estate and Adventure operating expenses, respectively.

Depreciation and amortization

Depreciation and amortization increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in assets placed in service. The majority of assets placed in service during the three months ended September 30, 2014 relate to capitalizable costs associated with upgrades to sales/marketing software and our Payment Card Industry compliance project, as well as leasehold improvements related to the expansion of our corporate headquarters.

Loss on remeasurement of equity method investments and disposal of other assets

In the three months ended September 30, 2014, the loss on remeasurement of equity method investments and disposal of other assets was $1.6 million, as compared to $0.4 million for the three months ended September 30, 2013. The increase in loss on remeasurement of equity method investments and disposal of other assets for the three months ended September 30, 2014 was primarily associated with the loss on remeasurement of our equity method investment in Blue Mountain. In the three months ended September 30, 2013, we recorded an impairment of $0.6 million due to a decline in the fair value of legacy real estate assets, which was partially offset by a $0.2 million gain on disposal of assets.

Interest expense, net

Interest expense, net decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the elimination of interest expense on notes payable to affiliates as a result of the Restructuring in December 2013, through which notes payable to affiliates, including accrued and unpaid interest, were either exchanged for our common stock, canceled or our subsidiaries were released from their obligations, including guarantor obligations.

Additionally, our senior debt facilities were refinanced in December 2013. The average annual effective interest rate on our senior debt facilities was lowered from approximately 9.0% in the three months ended September 30, 2013 to approximately 5.5% in the three months ended September 30, 2014. The refinancing transactions in December 2013 reduced the average outstanding principal balance of our senior debt facilities.

Loss from equity method investments

The increase in loss from equity method investments in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily a result of lower earnings from our investments in MMSA Holdings, Inc due to a decrease in summer visitation.

Income tax (benefit) expense

The consolidated income tax provision attributable to the Company was a $2.0 million benefit for the three months ended September 30, 2014 and a $0.7 million expense for the three months ended September 30, 2013. These amounts represent an effective tax rate of 3.8% and (0.6)% for the three months ended September 30, 2014 and 2013, respectively. The net $2.0 million tax benefit for the three months ended September 30, 2014 was comprised of $1.1 million of tax expense related to taxable Canadian operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, that enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release to the full valuation allowance. The $0.7 million expense for the three months ended September 30, 2013 primarily relates to taxable Canadian operations. The effective tax rate for the three months ended September 30, 2014 and 2013 differs from the federal blended statutory rate of 31.8% and 32.0%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

Comparison of Mountain Results for the Three Months Ended September 30, 2014 and 2013 (dollars in thousands)

	Three Months Ended September 30,		Change
	2014	2013	$	%
RevPAR (1)	$43.55	$37.18	$6.37	17.1%
ADR (2)	$123.65	$119.83	$3.82	3.2%

Mountain revenue:
Lift	$3,287	$3,194	$93	2.9%
Lodging	9,371	8,217	1,154	14.0%
Ski School	499	533	(34)	(6.4)%
Retail and Rental	6,162	5,590	572	10.2%
Food and Beverage	7,367	6,349	1,018	16.0%
Other	9,627	9,422	205	2.2%
Total Mountain revenue	$36,313	$33,305	$3,008	9.0%
Mountain Adjusted EBITDA	$(23,994)	$(22,090)	$(1,904)	8.6%

(1)	Revenue per available room or RevPAR is determined by dividing gross room revenue during a given period by the number of units available to guests during such period.

(2)	Average daily rate or ADR is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period.

Mountain revenue

Lift revenue

Lift revenue increased slightly in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. During the summer, lift revenue primarily relates to mountain biking and sightseeing lift products.

Lodging revenue

Lodging revenue increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to revenue realized from owning 100% of Blue Mountain, as well as higher RevPAR at Tremblant and Stratton.

Ski School revenue

Ski School revenue, which during the summer, is derived from mountain bike instruction and child care, decreased slightly in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Retail and Rental revenue

Retail and Rental revenue increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in mountain bike rentals and sales as well as timing of certain annual summer sales.

Food and Beverage revenue

Food and Beverage revenue increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to revenue realized from owning 100% of Blue Mountain and an increase in group business revenue, including weddings and banquets, at Steamboat and Winter Park.

Other revenue

Other revenue increased slightly in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Summer activities revenue increased $0.5 million from $3.7 million in the the three months ended September 30, 2013 to $4.2 million in the three months ended September 30, 2014 primarily due to revenue realized from owning 100% of Blue Mountain and increased summer visitation and activity volume at Snowshoe and Steamboat. Other revenue, excluding summer activities, decreased $0.3 million.

Mountain Adjusted EBITDA

Our first fiscal quarter of each fiscal year historically results in negative Mountain Adjusted EBITDA, as our ski resorts do not open for ski operations until our second fiscal quarter. The first fiscal quarter consists primarily of operating and administrative expenses plus summer and retail operations.

Mountain Adjusted EBITDA decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a $3.0 million increase in Mountain revenue offset by a $4.9 million increase in Mountain operating expenses. Mountain operating expenses increased from $55.7 million in the three months ended September 30, 2013 to $60.6 million in the three months ended September 30, 2014. The increase in Mountain operating expenses was primarily due to the consolidation of Blue Mountain and a $1.2 million increase in corporate costs primarily related to becoming a public company. Excluding allocated corporate costs and Blue Mountain, Mountain operating expenses increased $2.1 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased summer visitation and activity volume at Snowshoe and Steamboat.

Comparison of Adventure Results for the Three Months Ended September 30, 2014 and 2013 (dollars in thousands)

	Three Months Ended September 30,		Change
	2014	2013	$	%

Adventure revenue	$22,614	$22,617	$(3)	n/m
Adventure Adjusted EBITDA	$2,135	$3,656	$(1,521)	(41.6)%

Adventure revenue

Adventure revenue was relatively flat in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Adventure revenue increased primarily due to an increase in helicopter MRO services as a result of our acquisition of an additional MRO facility in August 2013 as well as an increase in revenue from our interest in Alpine Helicopters Inc. These increases were offset by decreases in CMH revenue and decreased US firefighting revenue. CMH revenue decreased $1.1 million in the three months ended September 30, 2014 as we made the decision to save on expenses and operate one lodge for summer operations in the three months ended September 30, 2014 compared to two lodges in the three months ended September 30, 2013.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to relatively flat Adventure revenue and a $0.9 million increase in Adventure operating expenses, which increased from $18.3 million in the three months ended September 30, 2013 to $19.2 million in the three months ended September 30, 2014. The increase in Adventure operating expenses in the three months ended September 30, 2014 was primarily attributable to higher variable expenses associated with operating an additional MRO facility, partially offset by expense savings at CMH and in connection with US firefighting.  The decrease in US firefighting revenue was only partially offset by decreased variable expenses, which drove the decrease in Adventure Adjusted EBITDA. The decrease in Adventure Adjusted EBITDA was also the result of a $0.6 million increase in Adjusted EBITDA attributable to the noncontrolling interest in Alpine Helicopters, which is removed from Adventure Adjusted EBITDA.

Comparison of Real Estate Results for the Three Months Ended September 30, 2014 and 2013 (dollars in thousands)

	Three Months Ended September 30,		Change
	2014	2013	$	%

Real Estate revenue	$15,071	$13,250	$1,821	13.7%
Real Estate Adjusted EBITDA	$1,747	$1,477	$270	18.3%

Real Estate revenue

Real Estate revenue increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increases of $1.5 million and $0.6 million at IRCG and Westin Monache, a condominium hotel property managed by IHM, respectively. At IRCG, sales of vacation club products may be made in exchange for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive an executed agreement and a minimum down payment equal to 10.0% of the purchase price plus the fair value of certain sales incentives provided to the purchaser. In the three months ended September 30, 2014, we experienced an increase in payments on financed sales as compared to the three months ended September 30, 2013, which increased the amount of revenue recognized. The increase in revenue at Westin Monache is primarily due to higher occupancy.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a $1.8 million increase in Real Estate revenue partially offset by a $1.4 million increase in Real Estate operating expenses, which increased from $13.7 million in the three months ended September 30, 2013 to $15.1 million in the three months ended September 30, 2014. The increase in Real Estate operating expenses was primarily due to an increase of $1.3 million at IRCG associated with expenses recognized related to financed vacation club product sales.

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

Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by accounting principles generally accepted in the United States of America ("GAAP"). There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA as a supplemental measure. The Company's definition of Adjusted EBITDA, as presented herein, is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, except that we do not adjust for recurring public company costs and foreign currency translation adjustments related to operational activities.

The following table reconciles net loss attributable to the Company to total segment Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2014	2013
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(50,975)	$(122,014)
Legacy and other non-core expenses, net	982	3,536
Other operating expenses	1,827	1,527
Depreciation and amortization	14,586	13,145
Loss on remeasurement of equity method investments and disposal of other assets	1,625	397
Interest income	(54)	(449)
Interest expense on third party debt	10,726	16,464
Interest expense on notes payable to affiliates	—	67,105
Loss from equity method investments	2,251	1,591
Pro rata share of Adjusted EBITDA related to equity method investments	982	1,067
Adjusted EBITDA attributable to noncontrolling interest	(1,258)	(635)
Other expense, net	305	172
Income tax (benefit) expense	(1,986)	701
Income attributable to noncontrolling interest	877	436
Total segment Adjusted EBITDA (a)	$(20,112)	$(16,957)

(a)	Total segment Adjusted EBITDA equals Adjusted EBITDA. For additional discussion of Adjusted EBITDA see Part I—Item 1, Financial Statements (unaudited), Note 10, “Segment Information”.

Liquidity and Capital Resources

Overview

Our primary goal as it relates to liquidity and capital resources is to attain and retain the optimal level of debt and cash to maintain operations and fund expansions, maintenance projects and other capital investments and to ensure that we are poised for external growth in our businesses. Our principal sources of liquidity are cash generated from operations, existing cash on hand and our revolving credit facility. Our principal uses of cash include the funding of working capital obligations, capital expenditures and servicing our debt.

Due to the seasonality of our business, there are significant fluctuations in our cash and liquidity throughout the year. Our cash balances are typically at their highest at the end of our third fiscal quarter, following the peak ski season, and at their lowest toward the middle of our second fiscal quarter, before the start of the ski season.

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $0.2 million and $0.4 million of cash from operating activities during the three months ended September 30, 2014 and 2013, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

As part of the refinancing in December 2013, we entered into the Credit Agreement, which provided for a $540.0 million term loan facility ("Term Loan"), a $55.0 million senior secured first-lien line of credit facility ("LC Facility"), and a $25.0 million senior secured first-lien revolving loan facility (the "Revolver" and, together with the Term Loan and LC Facility, collectively referred to herein as the "Senior Debt"). In September 2014, the Company borrowed an incremental $60.0 million under the Term Loan, primarily, to finance the Blue Mountain Acquisition described in Part I - Item 1, Financial Statements (unaudited), Note 8, "Blue Mountain Acquisition". The proceeds will also be used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million after giving effect to the incremental borrowing in connection with the Blue Mountain Acquisition, plus an additional amount, if any, such that, after giving effect to such additional amount, it does not exceed the borrower's total secured debt leverage ratio as required by the Credit Agreement.

As of September 30, 2014, we have available capacity of $7.5 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains customary affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the covenants of the Credit Agreement as of September 30, 2014.

On February 5, 2014, we completed our IPO and sold 3,125,000 shares of common stock at an offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $28.5 million. We used the proceeds for working capital and other general corporate purposes.

We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Our cash and cash equivalents balance as of September 30, 2014 was $53.6 million.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

On September 19, 2014, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $15.1 million and $14.3 million in the three months ended September 30, 2014 and 2013, respectively, or 20.4% and 17.7% of total revenue for the respective periods. The increase in capital expenditures in the three months ended September 30, 2014 was attributable to several growth capital projects including a new restaurant at the top of Mary Jane Mountain at Winter Park. We expect to spend between $33.0 million and $34.0 million on maintenance related capital projects and between $8.0 million and $12.0 million on growth capital projects in fiscal 2015.

We paid principal, interest and fees to our lenders of $12.4 million and $14.5 million in the three months ended September 30, 2014 and 2013, respectively. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020.

Our debt service requirements can be impacted by changing interest rates as we had $595.8 million of variable rate principal debt outstanding as of September 30, 2014. As of September 30, 2014, the three month LIBOR was 0.24%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in LIBOR would not impact our annual interest payments. Contrarily, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.4 million.

Cash Flows for the Three Months Ended September 30, 2014 and 2013

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Three Months Ended September 30,
	2014	2013	$ Change

Net cash provided by (used in):
Operating activities	$190	$384	$(194)
Investing activities	(57,189)	(14,543)	(42,646)
Financing activities	55,989	(1,679)	57,668
Effect of exchange rate on cash	(1,455)	923	(2,378)
Net decrease in cash and cash equivalents	$(2,465)	$(14,915)	$12,450

Operating Activities

The $0.2 million decrease in cash provided by operating activities in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to a decrease in our net loss, before accrued interest on notes payable to affiliates, loss on disposal of equity method investments and depreciation and amortization, partially offset by changes in working capital primarily attributed to cash collected from season pass sales.

Investing Activities

The $42.6 million increase in cash used in investing activities in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to the Blue Mountain Acquisition and higher capital expenditures associated with new revenue producing projects at our resorts in the three months ended September 30, 2014 including a new restaurant at the top of Mary Jane Mountain at Winter Park.

Financing Activities

The $57.7 million increase in cash provided by financing activities in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to proceeds from issuance of long-term debt related to the incremental borrowing associated with the Blue Mountain Acquisition.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC, on September 23, 2014, other than those discussed in Part 1 - Item 1 Financial Statements (unaudited), Note 5, “Long-Term Debt”.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2014 and 2013, we did not engage in any material off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion above and those reflected in Item 1 - Financial Statements (unaudited), Note 9, "Commitments and Contingencies".

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis of judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.

There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC, on September 23, 2014.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part I - Item 1, Financial Statements (unaudited), Note 2, “Significant Accounting Policies”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At September 30, 2014, we had $595.8 million of variable rate indebtedness, representing approximately 94% of our total debt outstanding, at an average interest rate for the three months ended September 30, 2014 of approximately 5.5%. As of September 30, 2014, LIBOR was 0.24%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in LIBOR would not impact our annual interest payments. Contrarily, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.4 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 59% and 62% of total revenue for the three months ended September 30, 2014 and 2013, respectively. Based upon our ownership of Canadian subsidiaries as of September 30, 2014, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would decrease our reported revenue by approximately $4.0 million. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Due to the nature of the activities at our mountain resorts and CMH, we are exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of our trails, lifts, helicopters and facilities. As a result, we are, from time to time, subject to various lawsuits and claims related to injuries occurring at our properties.

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

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors previously disclosed Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 23, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or furnished herewith are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrawest Resorts Holdings, Inc.

Date: November 10, 2014	By:	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 10, 2014	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
10.1	Incremental Amendment to the Credit Agreement dated September 19, 2014	8-K	10.1	September 22, 2014
10.2	Employment Agreement, dated May 13, 2014 by and between the Registrant and Travis Mayer*				X
10.3	First Amendment to Amended and Restated Employment Agreement, dated September 11, 2014 by and between the Registrant and William A. Jensen*				X
10.4	Amended and Restated Employment Agreement, dated September 11, 2014 by and between the Registrant and Gary W. Ferrera*				X
10.5	Amended and Restated Employment Agreement, dated September 11, 2014 by and between the Registrant and Joshua B. Goldstein*				X
10.6	First Amendment to Employment Agreement, dated September 11, 2014 by and between the Registrant and Travis Mayer*				X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

