Form 10-Q
period 2014-12-31
Intrawest Resorts Holdings, Inc.
filed 2015-02-06
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

As of February 4, 2015, 45,194,461 shares of the registrant’s common stock were outstanding.

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

You should carefully consider the risks described in Part I - Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2014. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$68,487	$56,020
Restricted cash	21,029	12,154
Receivables, net of allowances of $2,887 and $4,183	36,396	40,408
Other current assets	73,639	60,789
Total current assets	199,551	169,371
Property, plant and equipment, net of accumulated depreciation of $395,661 and $388,729	563,137	490,138
Real estate held for development	149,036	152,949
Intangible assets, net of accumulated amortization of $59,335 and $59,015	61,433	58,521
Goodwill	107,052	94,609
Other long-term assets, net of allowances of $1,201 and $2,442	75,242	145,882
Total assets	$1,155,451	$1,111,470
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$84,216	$62,275
Deferred revenue and deposits	141,475	55,248
Capital lease obligations due within one year	1,606	3,929
Long-term debt due within one year	7,159	6,644
Total current liabilities	234,456	128,096
Long-term capital lease obligations	36,455	35,597
Long-term debt	585,791	529,290
Other long-term liabilities	67,582	77,713
Total liabilities	924,284	770,696
Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000,000 shares authorized; 0 issued and outstanding at each of December 31, 2014 and June 30, 2014	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 45,082,309 and 45,026,124 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	451	450
Additional paid-in capital	2,895,595	2,894,072
Accumulated deficit	(2,833,215)	(2,751,167)
Accumulated other comprehensive income	168,905	197,743
Total stockholders' equity	231,736	341,098
Noncontrolling interest	(569)	(324)
Total equity	231,167	340,774
Total liabilities and equity	$1,155,451	$1,111,470

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Statements of Operations
Revenue	$120,802	$102,106	$195,175	$182,667
Operating expenses	128,265	106,726	226,341	210,922
Depreciation and amortization	14,712	13,998	29,298	27,143
Loss (gain) on remeasurement of equity method investments and disposal of other assets	(214)	23	1,411	420
Loss from operations	(21,961)	(18,641)	(61,875)	(55,818)
Interest expense, net	(10,202)	(65,823)	(19,816)	(147,760)
Loss from equity method investments	(506)	(1,952)	(2,757)	(3,543)
Loss on extinguishment of debt	—	(35,480)	—	(35,480)
Other expense, net	(150)	(715)	(455)	(887)
Loss before income taxes	(32,819)	(122,611)	(84,903)	(243,488)
Income tax (benefit) expense	(630)	(404)	(2,616)	297
Net loss	(32,189)	(122,207)	(82,287)	(243,785)
Loss attributable to noncontrolling interest	(1,116)	(1,090)	(239)	(654)
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(31,073)	$(121,117)	$(82,048)	$(243,131)

Weighted average shares of common stock outstanding:
Basic and diluted	45,045,056	41,882,000	45,035,590	41,882,000
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(0.69)	$(2.89)	$(1.82)	$(5.81)

Statements of Comprehensive Loss
Net loss	$(32,189)	$(122,207)	$(82,287)	$(243,785)
Other comprehensive loss (net of tax of $0)	(11,376)	(10,032)	(28,844)	(349)
Comprehensive loss	(43,565)	(132,239)	(111,131)	(244,134)
Comprehensive loss attributable to noncontrolling interest	(1,108)	(1,061)	(245)	(637)
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	$(42,457)	$(131,178)	$(110,886)	$(243,497)

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(82,287)	$(243,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,298	27,143
Loss on extinguishment of debt	—	35,480
Accrued interest on notes payable to affiliates	—	119,858
Funding of pension plans	(2,201)	(168)
Other non-cash expense, net	5,513	11,591
Changes in assets and liabilities, net of Blue Mountain acquisition:
Inventories	(7,110)	(11,889)
Real estate held for development	(87)	10,775
Accounts payable and accrued liabilities	13,410	27,748
Deferred revenue and deposits	83,107	70,478
Other assets and liabilities, net	(4,801)	(14,807)
Net cash provided by operating activities	34,842	32,424
Investing activities:
Capital expenditures	(31,691)	(32,910)
Acquisition of Blue Mountain, net of cash received	(41,467)	—
Other investing activities, net	(606)	(426)
Net cash used in investing activities	(73,764)	(33,336)
Financing activities:
Proceeds from issuance of long-term debt	59,925	534,600
Repayments of bank and other borrowings	(6,002)	(582,725)
Financing costs paid	(1,234)	(17,985)
Contributions from affiliates	—	49,984
Net cash provided by (used in) financing activities	52,689	(16,126)

Effect of exchange rate changes on cash	(1,300)	(723)
Increase (decrease) in cash and cash equivalents	12,467	(17,761)
Cash and cash equivalents, beginning of period	56,020	59,775
Cash and cash equivalents, end of period	$68,487	$42,014

Supplemental information:
Cash paid for interest	$17,592	$21,565
Non-cash investing and financing activities:
Property, plant and equipment financed by capital lease obligations	$107	$19,565
Exchange of Tranche B Term Loans and Affiliate Loans for equity interest	$—	$1,471,627

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Note 1 - Organization and Business

Note 2 - Significant Accounting Policies

Note 3 - Earnings (Loss) Per Share

Note 4 - Supplementary Balance Sheet Information

Note 5 - Long-Term Debt

Note 6 - Accumulated Other Comprehensive Income

Note 7 - Share-Based Compensation

Note 8 - Income Taxes

Note 9 - Blue Mountain Acquisition

Note 10 - Commitments and Contingencies

Note 11 - Segment Information

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
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

Business Operations

The Company conducts business through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company's mountain resorts and lodging operations at Steamboat Ski & Resort and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort in Vermont, Snowshoe Mountain Resort in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario, of which the Company owned a 50.0% equity interest for all relevant periods prior to the Company's acquisition of the remaining 50.0% equity interest on September 19, 2014 (the "Blue Mountain Acquisition"). The Mountain segment derives revenue mainly from sales of lift products, lodging, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

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

The Real Estate segment is comprised of and derives revenue from Intrawest Resort Club Group (“IRCG”), a vacation club business, Intrawest Hospitality Management, Inc., which principally manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business, as well as the Company’s 50.0% interest in Mammoth Hospitality Management L.L.C. and 57.1% interest in Chateau M.T. Inc. The Real Estate segment is also comprised of ongoing real estate development activities and includes costs associated with these activities, such as planning activities and land carrying costs.

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest ULC”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $0.7 billion of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split) and subsequently canceled. The Company's subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates (the "Third Lien Loan"), including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring.” The accompanying condensed consolidated statements of operations include interest expense related to the notes payable to affiliates of zero and $119.9 million for the six months ended December 31, 2014 and 2013, respectively.

The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership were, since August 30, 2013, and continue to be, under the common control of entities managed or controlled by

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Fortress Investment Group, LLC, (collectively “Fortress”). Intrawest Resorts Holdings, Inc. had no operations prior to the Restructuring. After the Restructuring and prior to the completion of the Company's initial public offering in February 2014, Fortress indirectly owned 100% of the voting and economic equity interests of the Company. The Company is the parent holding company of the businesses conducted by Intrawest U.S. and Intrawest ULC and their respective subsidiaries. Due to the entities being under common control, the assets, liabilities and equity contributed to the Company were recorded at their historical carrying values on the consolidated balance sheet. The accompanying condensed consolidated statements of operations include the historical results of the Partnership combined with the results of the Company since the Restructuring. The European operations of the Partnership were not contributed to the Company in connection with the Restructuring. As a result of the Restructuring, the accompanying condensed consolidated balance sheet as of June 30, 2014 reflects the removal of approximately $4.1 million in total assets. In addition, the accompanying condensed consolidated balance sheet as of June 30, 2014 reflects an additional $1.5 billion of additional paid-in capital related to the conversion of the $1.1 billion of affiliate debt and the removal of the principal balance and accrued and unpaid interest of the Third Lien Loan.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In January 2013, the Company's Canadian helicopter business was reorganized and Alpine Helicopters Inc. (“Alpine Helicopters”) in which the Company owns a 20.0% equity interest, was formed. Alpine Helicopters employs all the pilots that fly the helicopters in the CMH land tenures. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest on the accompanying condensed consolidated financial statements. As of December 31, 2014, Alpine Helicopters had total assets of $6.8 million and total liabilities of $4.9 million.

On September 19, 2014 (the "Acquisition Date"), the Company acquired the remaining 50.0% equity interest in Blue Mountain that it did not already own from Blue Mountain Resorts Holdings Inc. (“Blue Mountain Holdings”) (see Part I - Item 1, Financial Statements (unaudited), Note 9, "Blue Mountain Acquisition"). The accompanying condensed consolidated financial statements reflect the Company's equity method investment in Blue Mountain prior to the Blue Mountain Acquisition and the consolidated results for the period from the Acquisition Date through December 31, 2014.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Fair Value of Financial Instruments

The Company has various short term financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities. The instruments’ book value approximates their fair value, or, in the case of notes receivable, their market comparable interest rates.

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

	December 31, 2014		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$589,614	$592,070	$532,350	$548,046
Other debt obligations	3,336	2,903	3,584	3,114

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations as well as certain other disposals that do not meet the definition of a discontinued operation.  The guidance is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted only for disposals that have not been previously reported.  The Company will adopt ASU 2014-08 effective July 1, 2015 and does not anticipate that the adoption of ASU 2014-08 will have a material impact on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us beginning July 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding, plus potentially dilutive securities. Potentially dilutive securities include unvested restricted common stock, restricted stock units, and stock options, the dilutive effect of which is calculated using the treasury stock method.

The Restructuring was accounted for as a transaction among entities under common control. As a result, the Company is retrospectively presenting the shares outstanding for all periods presented prior to the Restructuring.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Due to the Company's reported net loss for the three and six months ended December 31, 2014, the effect of 1.0 million stock awards was not included in the calculation of EPS as the effect would be anti-dilutive. For the same periods in the prior year, there were no stock awards outstanding. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(31,073)	$(121,117)	$(82,048)	$(243,131)
Weighted average common shares outstanding	45,045	41,882	45,036	41,882
Basic and diluted EPS	$(0.69)	$(2.89)	$(1.82)	$(5.81)

4.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014	Fiscal Year End June 30, 2014

Trade receivables	$33,364	$37,988
Loans, mortgages and notes receivable	5,919	6,603
Allowance for doubtful accounts	(2,887)	(4,183)
Total current receivables	$36,396	$40,408

Other current assets

Other current assets as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014	Fiscal Year End June 30, 2014

Inventories	$44,944	$37,282
Capital spares	11,777	11,160
Prepaid expenses	10,558	8,469
Prepaid insurance	6,116	3,721
Other assets	244	157
Total other current assets	$73,639	$60,789

Other long-term assets

Other long-term assets as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014	Fiscal Year End June 30, 2014

Equity method investments	$23,867	$87,282
Long-term receivables	29,389	36,406
Long-term deferred financing costs, net	16,245	16,208
Other long-term assets	6,942	8,428
Allowance for doubtful accounts	(1,201)	(2,442)
Total other long-term assets	$75,242	$145,882

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014	Fiscal Year End June 30, 2014

Trade payables	$75,668	$54,150
Other payables and accrued liabilities	8,548	8,125
Total accounts payable and accrued liabilities	$84,216	$62,275

Current deferred revenue and deposits

Current deferred revenue and deposits as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014	Fiscal Year End June 30, 2014

Season pass and other deferred revenue	$89,594	$31,764
Lodging and tour deposits	47,135	15,171
Deposits on real estate sales	4,746	8,313
Total current deferred revenue and deposits	$141,475	$55,248

Other long-term liabilities

Other long-term liabilities as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2014	Fiscal Year End June 30, 2014

Pension liability, net of funded assets	$35,344	$39,098
Forgivable government grants	10,097	11,460
Deferred revenue and deposits	6,904	8,267
Other long-term liabilities	15,237	18,888
Total other long-term liabilities	$67,582	$77,713

5.	Long-Term Debt

Long-term debt as of December 31, 2014 and June 30, 2014 consisted of the following (in thousands):

		December 31, 2014	Fiscal Year End June 30, 2014
	Maturity
Senior Debt	2020	$589,614	$532,350
Other debt obligations	2015-2024	3,336	3,584
Total		592,950	535,934
Less: Long-term debt due within one year		7,159	6,644
Total long-term debt		$585,791	$529,290

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Senior Debt

In conjunction with the Restructuring on December 9, 2013, one of the Company’s subsidiaries, as borrower, and several of the Company's U.S. subsidiaries as guarantors, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). In September 2014, the Company borrowed an incremental $60.0 million under the Term Loan, primarily, to finance the Blue Mountain Acquisition described in Note 9, "Blue Mountain Acquisition". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million after giving effect to the incremental borrowing in connection with the Blue Mountain Acquisition, plus an additional amount, if any, such that, after giving effect to such additional amount, it does not exceed the borrower's total secured debt leverage ratio as required by the Credit Agreement.

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

The net cash proceeds from the Term Loan were reduced by an original issue discount ("OID") of 0.9%, or $5.5 million, after giving effect to the Blue Mountain Acquisition. The OID is amortized using the effective interest method. There was $4.7 million and $4.9 million of unamortized OID remaining as of December 31, 2014 and June 30, 2014, respectively.

The Company capitalized $16.9 million and $1.2 million of deferred financing costs in connection with the Senior Debt and the Blue Mountain Acquisition, respectively, which is included in other long-term assets on the accompanying condensed consolidated balance sheets. These costs are amortized using the effective interest method. There was $15.5 million and $15.4 million of unamortized costs remaining as of December 31, 2014 and June 30, 2014, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with respect to certain other borrowings of the Company's subsidiaries. Additionally, the Credit Agreement requires the borrower to comply with a total secured debt leverage ratio to the extent that more than 30.0% of the Revolver is outstanding (including outstanding swingline loans and letters of credit) on the last day of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at December 31, 2014.

The LC Facility and the Revolver provided for under the terms of the Credit Agreement each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points, and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $47.2 million and $47.6 million of irrevocable standby letters of credit outstanding under the LC Facility at December 31, 2014 and June 30, 2014, respectively. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver at either December 31, 2014 or June 30, 2014.

Other Obligations

Other obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other obligations is 5.8% for the six months ended December 31, 2014.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Maturities

Current maturities represent principal payments due in the next 12 months. As of December 31, 2014, the long-term debt aggregate maturities for the 12 month periods ended December 31 of each of the following years are set forth below (in thousands):

2015	$7,159
2016	6,985
2017	6,340
2018	6,139
2019	6,146
Thereafter	564,866

Interest Expense

The Company recorded interest expense of $11.3 million and $67.9 million in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2014 and 2013, respectively, of which $0.5 million and $1.0 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $22.0 million and $151.5 million in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2014 and 2013, respectively, of which $1.2 million and $2.0 million, respectively, was amortization of deferred financing costs.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining terminated swap liability of $2.9 million as of December 31, 2014 is recorded in accumulated other comprehensive income ("AOCI") and will be recognized periodically through March 31, 2017 as an adjustment to interest expense. Approximately $1.3 million of deferred losses related to the terminated interest rate swaps will be amortized from AOCI into interest expense in the next 12 months. The portion included in interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2014 was $0.4 million and $0.8 million, respectively, and $1.1 million and $2.7 million for the three and six months ended December 31, 2013, respectively.

6.	Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the six months ended December 31, 2014 and 2013 (in thousands):

	Six Months Ended December 31,
	2014	2013
Accumulated other comprehensive income, June 30	$197,743	$148,805
Other comprehensive income (loss):
Restructuring transactions on December 9, 2013	—	52,670
Foreign currency translation adjustments	(29,265)	(2,764)
Realized portion on cash flow hedge (net of tax of $0) (a)	827	2,683
Actuarial loss on pensions (net of tax of $0) (b)	(400)	(285)
Accumulated other comprehensive income, December 31	$168,905	$201,109

(a)	Amount reclassified out of AOCI is included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	Amount reclassified out of AOCI is included in operating expenses in the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

7.	Share-Based Compensation

In connection with the Company’s initial public offering, 4,500,700 shares of the Company’s common stock were reserved for issuance under the Intrawest Resorts Holdings, Inc. 2014 Omnibus Incentive Plan (the "Plan") upon the exercise of awards that were or will be issued to the Company’s employees, non-employee directors, independent contractors and consultants. The Plan allows share-based compensation awards to be granted in a variety of forms including options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Board of Directors of the Company who administers the Plan.

A total of 1,084,028 shares of common stock are available for future grant under the Plan at December 31, 2014.

Restricted Stock Awards

During the year ended June 30, 2014, the Board of Directors granted 808,339 restricted stock units to the Company’s officers and employees and 25,000 shares of restricted stock to the Company’s non-employee directors, collectively referred to herein as the "Restricted Stock Awards". Additionally, the Board of Directors approved the grant of 70,834 restricted stock units to the Company’s officers and employees; however, these restricted stock units were not issued as of December 31, 2014. Restricted Stock Awards generally vest ratably upon the satisfaction of a defined service condition. The restricted stock is legally outstanding upon grant subject to restrictions that lapse as the award vests. Upon vesting, each restricted stock unit is exchanged for one share of the Company’s common stock or cash, at the Company’s discretion. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the grant date. The related compensation expense is amortized over the applicable requisite service period.

A summary of restricted stock awards activity during the six months ended December 31, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Total unvested awards - July 1, 2014	784,727	$11.97
Granted	—	—
Vested	(83,333)	12.00
Forfeited	(166,667)	12.00
Total unvested awards - December 31, 2014	534,727	$11.95

Stock Options

During the six months ended December 31, 2014, the Board of Directors granted the Company's current Chief Executive Officer ("CEO")an option to purchase 2,700,000 shares (the "Options") under the Plan with a contractual term of 10 years. The Options have a weighted average exercise price of $11.25 and will become vested and exercisable over a three year period provided that the CEO remains in continuous employment with the Company. The related compensation expense is amortized over the applicable requisite service period.

The fair value of the Options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

2014
Expected stock price volatility	32.5%
Expected term (in years)	6.3
Risk-free interest rate	1.8%
Dividend yield	0.0%
Weighted average fair value per option	$3.46

Share-Based Compensation Expense

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

For the three and six months ended December 31, 2014, there was $1.0 million and $1.7 million of compensation expense related to the Restricted Stock Awards, respectively, and $0.2 million related to the Options for both the three and six months ended December 31, 2014. These amounts are included in operating expenses in the condensed consolidated statements of operations.

As of December 31, 2014, there was $3.9 million and $7.8 million of unrecognized compensation expense related to the unvested Restricted Stock Awards and the Options, respectively, which is expected to be recognized over a weighted average period of approximately 2.0 years and 2.9 years, respectively.

8.	Income Taxes

The Company's quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented.

The consolidated income tax provision attributable to the Company was a $0.6 million benefit and $2.6 million benefit for the three and six months ended December 31, 2014, respectively; and a $0.4 million benefit and $0.3 million expense for the same periods in the prior year, respectively. These amounts represent an effective tax rate of 2.0% and 3.1% for the three and six months ended December 31, 2014, respectively; and an effective tax rate of 0.3% and (0.1%) for the three and six months ended December 31, 2013, respectively. The net $2.6 million tax benefit for the six months ended December 31, 2014 is comprised of $0.5 million of tax expense related to taxable Canadian operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release of the valuation allowance. The $0.3 million tax expense for the six months ended December 31, 2013 primarily relates to taxable Canadian operations. The federal blended statutory rate for the three months ended December 31, 2014 and 2013 was 30.0% and 31.4%, respectively. The federal blended statutory rate for the six months ended December 31, 2014 and 2013 was 31.1% and 31.7%, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in recorded valuation allowance for entities in the United States and Canada.

9.     Blue Mountain Acquisition

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

The Blue Mountain Acquisition was accounted for as a business combination. Costs related to the Blue Mountain Acquisition of approximately $0.6 million were expensed during the six months ended December 31, 2014 and were included within other expense, net in the accompanying condensed consolidated statements of operations.

Consideration Transferred

The following table summarizes the consideration transferred to acquire Blue Mountain and the fair value of the Company's previously held equity interest in Blue Mountain (in thousands):

As of September 19, 2014
Consideration transferred:
Cash paid for purchase price	$51,786
Cash paid for working capital adjustment	2,989
Previously held equity interest:
Fair value of previously held equity interest on date of acquisition	54,775
Total consideration transferred	$109,550

Prior to the Blue Mountain Acquisition, the Company held a 50.0% equity interest in Blue Mountain. The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in the acquiree at its acquisition date fair

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

value and recognize the resulting gain or loss in earnings. The Company valued its previously held equity interest at $54.8 million, which was determined by management with the assistance of a third party valuation firm, based on information available at the acquisition date, current assumptions as to future operations and the per share value issued as of the date the Company obtained control. This valuation resulted in a loss of $1.5 million included within loss on remeasurement of equity method investments and disposal of other assets in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2014.

Net Assets Acquired

The following table shows the preliminary amounts recognized as of the Acquisition Date for each major class of assets acquired and liabilities assumed and the resulting purchase price allocation (in thousands):

As of September 19, 2014
Assets acquired:
Cash and cash equivalents	$13,308
Receivables	1,930
Other current assets	5,625
Property, plant and equipment	85,751
Intangibles	8,661
Goodwill	12,887
Other long-term assets	5
Total assets acquired	128,167
Liabilities assumed:
Accounts payable and accrued liabilities	13,571
Deferred revenue and deposits	5,046
Net identifiable assets acquired	$109,550

The assets acquired and liabilities assumed, as well as the results of operations from the Acquisition Date through the fiscal quarter ended December 31, 2014, are included within our Mountain segment. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations may be recorded. Goodwill of $12.9 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recorded is primarily attributable to economies of scale, opportunities for synergies and any intangible assets that do not qualify for separate recognition. None of the goodwill is deductible for tax purposes.

Acquired identifiable intangible assets and their estimated useful life in years are as follows (in thousands):

	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Trademarks and trade names	$4,107	20
Customer relationships	4,554	4
Total intangible assets	$8,661

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Actual and Pro Forma Results

The following table shows the revenue and net income (loss) included in the Company's condensed consolidated statements of operations resulting from the Blue Mountain Acquisition since the Acquisition Date (in thousands):

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Revenue	$15,092	$16,374
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. (1)	$(2,121)	$160

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue	$120,802	$118,935	$207,852	$213,374
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(31,073)	$(122,575)	$(83,169)	$(246,323)
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(0.69)	$(2.93)	$(1.85)	$(5.88)

10.	Commitments and Contingencies

Letters of Credit

There were $47.2 million and $47.6 million of irrevocable standby letters of credit outstanding under the LC Facility at December 31, 2014 and June 30, 2014, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

Legal

The Company is involved in various lawsuits and claims arising in the ordinary course of business and others arising from legacy real estate development. These lawsuits and claims may include, among other things, claims or litigation relating to personal injury and wrongful death, allegations of violations of laws and regulations relating to real estate activities and labor and employment, intellectual property and environmental matters and commercial contract disputes. The Company operates in multiple jurisdictions and, as a result, a claim in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions.

Due to the nature of the activities at the Company's mountain resorts and CMH, the Company is exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of our trails, lifts, helicopters and facilities. As a result, the Company is, from time to time, subject to various lawsuits and claims related to injuries occurring at the Company's properties.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

In addition, the Company's pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims arising in the ordinary course of business being filed against the Company by owners and prospective purchasers of residences of the Company's real estate developments. In some instances, the Company has been named as a defendant in lawsuits alleging construction defects at certain of the Company's existing developments or that the Company failed to construct planned amenities. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws that require providing purchasers with disclosures mandated under the Interstate Land Sales Act and similar state laws.

The Company believes that it has adequate insurance coverage or has accrued for loss contingencies for all material matters in which it believes a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on the Company's financial position, results of operations or cash flows. However, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may affect the Company's reputation, even if resolved in the Company's favor.

Government Grants and Loans

The federal government of Canada and the provincial government of Quebec have granted financial assistance to certain subsidiaries of the Company in the form of reimbursable loans and forgivable grants for the construction of specified tourist facilities at Tremblant. The unamortized balance of forgivable government grants received is included in other long-term liabilities in the accompanying condensed consolidated balance sheets and recorded as a reduction in depreciation expense of the related fixed asset or a reduction in cost of sales for property under development at the time a sale is recognized.

Reimbursable government loans and forgivable grants as of December 31, 2014 and June 30, 2014 in CAD and USD equivalent are as follows (in thousands):

	December 31, 2014		June 30, 2014
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$2,358	$2,033	$2,358	$2,210
Grants
Received	89,298	76,974	89,298	83,691
Future advances	31,421	27,085	31,421	29,448
Total grants	$120,719	$104,059	$120,719	$113,139

Reimbursable government loans are included in long-term debt and long-term debt due within one year in the accompanying condensed consolidated balance sheets. The reimbursable government loans have a weighted average borrowing rate of 6.1%.

Capital Leases

Capital lease obligations are primarily for equipment except for the lease of Winter Park. In the first quarter of fiscal 2014, the Winter Park capital lease was modified to remove a floor on a payment obligation in exchange for other concessions resulting in a $19.6 million increase in the capital lease obligation and related capital lease assets due to a change in the present value of the future minimum lease payments. The Winter Park capital lease requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded.

Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The capital leases have remaining terms ranging from 3 years to 38 years and have a weighted average interest rate of 10.0%.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire at various times between 2015 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases were $0.7 million and $0.6 million for the three months ended December 31, 2014 and 2013, respectively, and $0.8 million and $0.7 million for the six months ended December 31, 2014 and 2013, respectively.

11.	Segment Information

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

Each of the Company’s reportable segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company's reportable segments on the basis of revenue and segment earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Total segment Adjusted EBITDA equals Adjusted EBITDA. The Company also evaluates segment Adjusted EBITDA as a key compensation measure. The compensation committee of the Company's board of directors determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA or segment Adjusted EBITDA. Segment Adjusted EBITDA is useful when comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the core operating performance.

The reportable segment measure of Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment Adjusted EBITDA in the same manner as the Company. The Company's definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency translation adjustments related to operational activities and adjusting for executive management restructuring costs.

The Company defines Adjusted EBITDA as net income (loss) attributable to Intrawest Resorts Holdings, Inc. before interest expense, net (excluding interest income earned from receivables related to IRCG operations), income tax benefit or expense and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: (i) impairments of goodwill, real estate and long-lived assets; (ii) gains and losses on asset dispositions; (iii) earnings and losses from equity method investments; (iv) gains and losses from remeasurement of equity method investments; (v) gains and losses on extinguishment of debt; (vi) other income or expense; (vii) earnings and losses attributable to noncontrolling interest; (viii) discontinued operations, net of tax; and (ix) other items, which include revenue and expenses of legacy and other non-core operations, restructuring charges and associated severance expenses, non-cash compensation and other items. For purposes of calculating Adjusted EBITDA, the Company also adds back to net income (loss) attributable to Intrawest Resorts Holdings, Inc., the pro rata share of Adjusted EBITDA related to equity method investments included within the reportable segments and removes from Adjusted EBITDA the Adjusted EBITDA attributable to noncontrolling interests for entities consolidated within the reportable segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in monitoring of performance and, therefore, is not disclosed.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

The following table presents consolidated revenue and net loss reconciled to segment Adjusted EBITDA, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Mountain
Lift (1)	$36,254	$31,413	$39,541	$34,607
Lodging	14,102	9,240	23,473	17,457
Ski School (2)	7,872	6,592	8,371	7,125
Retail and Rental	15,035	11,316	21,197	16,906
Food and Beverage	11,501	8,672	18,868	15,021
Other	9,891	8,758	19,518	18,180
Total Mountain revenue	94,655	75,991	130,968	109,296
Adventure revenue	10,244	11,537	32,858	34,154
Real Estate revenue	15,152	13,922	30,223	27,172
Total reportable segment revenue	120,051	101,450	194,049	170,622
Legacy, non-core and other revenue (3)	751	656	1,126	12,045
Total revenue	$120,802	$102,106	$195,175	$182,667

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(31,073)	$(121,117)	$(82,048)	$(243,131)
Legacy and other non-core expenses, net (4)	925	698	1,907	4,234
Other operating expenses (5)	3,171	1,981	4,998	3,508
Depreciation and amortization	14,712	13,998	29,298	27,143
Loss (gain) on remeasurement of equity method investments and disposal of other assets	(214)	23	1,411	420
Interest income (6)	(34)	(956)	(88)	(1,405)
Interest expense on third party debt	11,255	15,160	21,981	31,624
Interest expense on notes payable to affiliates	—	52,753	—	119,858
Loss from equity method investments (7)	506	1,952	2,757	3,543
Pro rata share of Adjusted EBITDA related to equity method investments (8), (9)	969	1,016	1,951	2,083
Adjusted EBITDA attributable to noncontrolling interest	1,518	1,466	260	831
Loss on extinguishment of debt	—	35,480	—	35,480
Other expense, net	150	715	455	887
Income tax (benefit) expense	(630)	(404)	(2,616)	297
Loss attributable to noncontrolling interest	(1,116)	(1,090)	(239)	(654)
Total segment Adjusted EBITDA	$139	$1,675	$(19,973)	$(15,282)

Mountain (8)	$2,467	$3,094	$(21,527)	$(18,996)
Adventure (10)	(4,817)	(3,083)	(2,682)	573
Real Estate (11)	2,489	1,664	4,236	3,141
Segment Adjusted EBITDA	$139	$1,675	$(19,973)	$(15,282)

(1)	Lift revenue during the summer is derived from mountain biking and sightseeing lift products.

(2)	Ski School revenue during the summer is derived from mountain bike instruction at various resorts.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, non-core retail revenue and revenue from management of non-core commercial properties. Included in the six months ended December 31, 2013 was $10.9 million of revenue from sales of real estate held for development.

(4)
Legacy and other non-core expenses, net represents revenue and expenses of legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Revenue and expenses related to legacy and other non-core operations include retail operations not located at the Company’s properties and management of non-core commercial properties owned by third parties. It also includes legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations in real estate sales and marketing documents, and allegations that the Company failed to construct planned amenities.

(5)
Includes costs related to the Company's initial public offering, non-cash compensation, reduction in workforce severance, lease payments pursuant to the lease at Winter Park and other expenses. Included in the three and six months ended December 31, 2014 was $1.0 million of executive management restructuring costs.

(6)	Includes interest income unrelated to IRCG financing activities.

(7)
Represents the losses from equity method investments, including: Chateau M.T. Inc., Mammoth Hospitality Management L.L.C., MMSA Holdings, Inc., the owner of Mammoth Mountain Ski Area, and Blue Mountain prior to the Blue Mountain Acquisition.

(8)
Includes the Company’s pro rata share of Adjusted EBITDA from its equity method investment in Blue Mountain prior to the Blue Mountain Acquisition. The pro rata share of Adjusted EBITDA represents the share of Adjusted EBITDA from the equity method investment based on the Company’s economic ownership percentage.

(9)
Includes the Company’s pro rata share of EBITDA from its equity method investments in Mammoth Hospitality Management L.L.C. and Chateau M.T. Inc. The pro rata share of Adjusted EBITDA represents the Company’s share of Adjusted EBITDA from these equity method investments based on the Company's economic ownership percentages.

(10)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $1.0 million and $1.1 million for the three months ended December 31, 2014 and 2013, respectively, and $2.1 million and $2.3 million for the six months ended December 31, 2014 and 2013, respectively.

Capital Expenditures

The following table presents capital expenditures for our reportable segments, reconciled to consolidated amounts for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Capital expenditures:
Mountain	$13,792	$13,991	$25,991	$24,302
Adventure	1,547	4,215	2,774	6,523
Real Estate	140	416	227	544
Total segment capital expenditures	15,479	18,622	28,992	31,369
Corporate and other	1,064	1,011	2,699	1,541
Total capital expenditures	$16,543	$19,633	$31,691	$32,910

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

Geographic Data

The Company’s revenue by geographic region for the three and six months ended December 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue:
United States	$75,377	$68,645	$112,322	$107,128
Canada	45,425	33,461	82,853	75,539
Revenue	$120,802	$102,106	$195,175	$182,667

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

Overview

We are a North American mountain resort and adventure company, delivering distinctive vacation and travel experiences to our customers for over three decades. We own interests in seven four-season mountain resorts with more than 11,000 skiable acres and over 1,140 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains, Canada, and the Pacific Southwest. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports including: New York City, Boston, Washington D.C., Denver, Pittsburgh, Los Angeles, Montreal and Toronto. We also operate an adventure travel business, which includes Canadian Mountain Holidays (“CMH”), the leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.1 million acres. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties, manage condominium hotel properties, and sell and market residential real estate.

Our three reportable segments are as follows:

•
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”), Winter Park Resort (“Winter Park”), Stratton Mountain Resort (“Stratton”), Snowshoe Mountain Resort (“Snowshoe”), Mont Tremblant Resort (“Tremblant”), and Blue Mountain Ski Resort (“Blue Mountain”). Our Mountain segment includes our 50.0% equity interest in Blue Mountain prior to our acquisition of the remaining 50.0% equity interest in Blue Mountain on September 19, 2014 ("Blue Mountain Acquisition").

•
Adventure: Our Adventure segment is comprised of CMH, which provides heli-skiing, mountaineering, and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing and helicopter maintenance, repair and overhaul ("MRO") services to third parties.

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes Intrawest Resort Club Group (“IRCG”), our vacation club business, Intrawest Hospitality Management, Inc. ("IHM"), which manages condominium hotel properties and Playground, our residential real estate sales and marketing business, as well as our 50.0% interest in Mammoth Hospitality Management L.L.C. ("MHM") and 57.1% interest in Chateau M.T., Inc. ("Chateau")

In addition to our reportable segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Recent Transactions

Blue Mountain Acquisition

On September 19, 2014 (the "Acquisition Date"), we acquired the remaining 50.0% equity interest in Blue Mountain that we did not already own from Blue Mountain Resorts Holdings Inc. ("Blue Mountain Holdings") for a purchase price of CAD $61.4 million, or approximately $54.8 million USD based on prevailing exchange rates at the time of the Acquisition, in a privately negotiated transaction. In connection with the Blue Mountain Acquisition, the shareholders’ agreement between us and Blue Mountain Holdings was terminated. The purchase price, along with fees and expenses incurred in connection with the transaction, were financed through an incremental term loan pursuant to our credit agreement dated as of December 9, 2013 (the "Credit Agreement") and existing cash. The incremental term loan has the same economic and other terms as the original term loan facility under the Credit Agreement.

Factors Affecting our Business

Economic Conditions

Our results of operations are affected by consumer discretionary spending. Numerous economic trends support the notion that the health of the general economy has improved in recent periods. We believe that if the economy continues to improve, consumers will have more disposable income and a greater inclination to engage in and spend money on leisure activities, which will positively impact our results of operations. We also believe that lower fuel prices experienced in recent periods can, if sustained, benefit the travel and leisure industry.

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which help to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and heli-skiing tenures can force us to cancel or suspend operations which may have a negative impact on our financial results.  During the three months ended December 31, 2014, we experienced unseasonably warm and rainy weather at our Eastern resorts as well as a lack of early season snowfall in our tenures in British Columbia that caused us to postpone some early heli-skiing trips. Weather may also have an effect on our summer fire suppression activities and flight hours.

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders results in downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders results in downward pressure on Revenue Per Visit, as defined in Part 1 - Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Key Metrics Evaluated by Management" as season pass and frequency product holders are less likely to purchase certain ancillary products and services relative to non-season pass and frequency product holders. We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products.

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

The following table contains selected unaudited statements of operations information for the quarter ended December 31, 2014 and the four preceding quarters (in thousands):

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Mountain revenue	$94,655	$36,313	$26,518	$215,452	$75,991
Adventure revenue	10,244	22,614	17,994	51,372	11,537
Real Estate revenue	15,152	15,071	12,482	18,876	13,922
Total reportable segment revenue	$120,051	$73,998	$56,994	$285,700	$101,450

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

Potential for Volatility in Ancillary Services within our Adventure Segment

Historically, a significant share of the ancillary firefighting services in our Adventure segment was performed under medium term contracts with the U.S. Forest Service ("USFS") of between one and three years, which generated fixed revenue for committed aircraft and crew availability, plus incremental revenue based on flight hours.  In fiscal year 2014, several of these contracts expired.  As a result, a higher proportion of our ancillary flight service revenue in the future will be from “as needed” contracts that enable us to bid for spot flying and other short-term assignments.  Revenue from these arrangements is almost entirely based on flight hours and is therefore less consistent than USFS committed contracts.  Accordingly, our ability to generate ancillary revenue will be increasingly dependent on higher forest fire levels and our ability to opportunistically deploy our helicopters in other industries and/or lines of business during the off season.

Increased General and Administrative Costs as a Public Company

As a result of consummating our initial public offering ("IPO") on February 5, 2014, we started incurring incremental costs associated with operating as a growth-oriented publicly traded company.  We expect the full magnitude of these incremental costs, which include higher compliance costs, Securities and Exchange Commission ("SEC") reporting costs, stock exchange and transfer agent fees, increased costs for directors’ and officers’ insurance, board compensation and expenses, software and systems upgrades and other costs, will be fully reflected in our fiscal year 2015 results and in subsequent fiscal years. Our general and administrative costs, including incremental public company costs, are generally allocated to our segments, which will put downward pressure on segment results in fiscal year 2015 and beyond.

Foreign Currency Fluctuation Risk

We present our financial statements in U.S. dollars. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses are transacted in Canadian dollars, principally at Tremblant, Blue Mountain and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into U.S. dollars. See "Item 3. - Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Fluctuations".

Where we discuss the impact of foreign currency translation adjustments, the impact is calculated on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying prior period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements of operations for the three and six months ended December 31, 2014 and 2013 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our reportable segment results.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2014 and 2013 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2014	2013	$	%	2014	2013	$	%
Revenue	$120,802	$102,106	$18,696	18.3%	$195,175	$182,667	$12,508	6.8%
Operating expenses	128,265	106,726	21,539	20.2%	226,341	210,922	15,419	7.3%
Depreciation and amortization	14,712	13,998	714	5.1%	29,298	27,143	2,155	7.9%
Loss (gain) on remeasurement of equity method investments and disposal of other assets	(214)	23	(237)	n/m	1,411	420	991	n/m
Loss from operations	(21,961)	(18,641)	(3,320)	17.8%	(61,875)	(55,818)	(6,057)	10.9%
Interest expense, net	(10,202)	(65,823)	55,621	(84.5)%	(19,816)	(147,760)	127,944	(86.6)%
Loss from equity method investments	(506)	(1,952)	1,446	(74.1)%	(2,757)	(3,543)	786	(22.2)%
Loss on extinguishment of debt	—	(35,480)	35,480	(100.0)%	—	(35,480)	35,480	(100.0)%
Other expense, net	(150)	(715)	565	(79.0)%	(455)	(887)	432	(48.7)%
Loss before income taxes	(32,819)	(122,611)	89,792	(73.2)%	(84,903)	(243,488)	158,585	(65.1)%
Income tax (benefit) expense	(630)	(404)	(226)	n/m	(2,616)	297	(2,913)	n/m
Net loss	(32,189)	(122,207)	90,018	(73.7)%	(82,287)	(243,785)	161,498	(66.2)%
Loss attributable to noncontrolling interest	(1,116)	(1,090)	(26)	2.4%	(239)	(654)	415	(63.5)%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(31,073)	$(121,117)	$90,044	(74.3)%	$(82,048)	$(243,131)	$161,083	(66.3)%

n/m - Calculation is not meaningful.

Revenue

Revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 due to an increase of $18.6 million in total segment revenue and an increase of $0.1 million in Legacy, non-core and other revenue. Total segment revenue in the three months ended December 31, 2014 included increases of $18.7 million and $1.2 million in Mountain revenue and Real Estate revenue, respectively, partially offset by a $1.3 million decrease in Adventure revenue. During the three months ended December 31, 2014, revenue was also impacted by an unfavorable foreign currency translation adjustment of $3.8 million.

Revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 due to an increase of $23.4 million in total segment revenue, partially offset by a decrease of $10.9 million in Legacy, non-core and other revenue. The decrease in Legacy, non-core and other revenue of $10.9 million was a result of no non-core real estate sales during the six months ended December 31, 2014. Total segment revenue in the six months ended December 31, 2014 included increases of $21.7 million and $3.1 million in Mountain revenue and Real Estate revenue, respectively, partially offset by a $1.3 million decrease in Adventure revenue. During the six months ended December 31, 2014, revenue was also impacted by an unfavorable foreign currency translation adjustment of $5.9 million.

The Results of Segment Operations discussion provides more explanation of the changes in each of the segment's revenue.

Operating expenses

Operating expenses increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 as a result of an increase of $20.0 million in total segment operating expenses and an increase of $1.5 million in Legacy, non-core and other expenses. Legacy, non-core and other expenses increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to a $2.0 million favorable litigation settlement. Total segment operating expenses in the three months ended December 31, 2014 included increases of $18.7 million, $0.8 million, and $0.5 million in Mountain, Real Estate and Adventure operating expenses, respectively.

Operating expenses increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 as a result of an increase of $27.1 million in total segment operating expenses partially offset by a decrease of $11.7 million in Legacy, non-core and other expenses. The decrease in Legacy, non-core and other expenses of $11.7 million was primarily a result of no non-core real estate sales during the six months ended December 31, 2014. Total segment operating expenses in the six months ended December 31, 2014 included increases of $23.6 million, $2.1 million and $1.4 million in Mountain, Real Estate and Adventure operating expenses, respectively.

The Results of Segment Operations discussion provides more explanation of the changes in each of the segment's operating expenses and Adjusted EBITDA.

Depreciation and amortization

Depreciation and amortization increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to an increase in fixed assets acquired in the Blue Mountain Acquisition partially offset by a decrease in amortization of CMH intangibles that reached the end of their amortizable lives in the current fiscal year period.

Depreciation and amortization increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to an increase in fixed assets assumed in the Blue Mountain Acquisition and an increase in assets placed in service within our Mountain segment. These increases are partially offset by a decrease in amortization of CMH intangibles that reached the end of their amortizable lives in the current fiscal year period.

Loss (gain) on remeasurement of equity method investments and disposal of other assets

The loss on remeasurement of equity method investments and disposal of other assets slightly decreased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

In the six months ended December 31, 2014, the loss on remeasurement of equity method investments and disposal of other assets was $1.4 million, as compared to $0.4 million for the six months ended December 31, 2013. The increase in loss on remeasurement of equity method investments and disposal of other assets for the six months ended December 31, 2014 was primarily associated with the loss on remeasurement of our equity method investment in Blue Mountain. In the six months ended December 31, 2013, we recorded an impairment of $0.6 million due to a decline in the fair value of legacy real estate assets, which was partially offset by a $0.2 million gain on disposal of assets.

Interest expense, net

Interest expense, net decreased in the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013 primarily due to the elimination of interest expense on notes payable to affiliates as a result of the restructuring undertaken by the Company in December 2013.

Our senior debt facilities were refinanced in December 2013. The average annual effective interest rate on our senior debt facilities was lowered from approximately 9.0% in the three and six months ended December 31, 2013 to approximately 5.5% in the three and six months ended December 31, 2014. The refinancing transactions in December 2013 reduced the average outstanding principal balance of our senior debt facilities.

Loss from equity method investments

The decrease in loss from equity method investments in the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013 was primarily a result of higher earnings from our investments in MMSA Holdings, Inc., the owner of Mammoth Mountain Ski Area, due to a return to more normalized operations as Mammoth Mountain Ski Area experienced poor weather conditions and a lack of snowfall in the same period in the prior year.

Loss on extinguishment of debt

In the three and six months ended December 31, 2013, we recognized a $35.5 million loss on extinguishment of debt as a result of refinancing our senior debt facilities. There was no such transaction in the three and six months ended December 31, 2014.

Other expense, net

The decrease in other expense, net in the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013 was primarily due to a decrease in losses recognized on foreign exchange transactions.

Income tax (benefit) expense

The consolidated income tax provision attributable to the Company was a $0.6 million benefit and $2.6 million benefit for the three and six months ended December 31, 2014, respectively; and a $0.4 million benefit and $0.3 million expense for the three and six months ended December 31, 2013, respectively. These amounts represent an effective tax rate of 2.0% and 3.1% for the three and six months ended December 31, 2014, respectively; and 0.3% and (0.1%) for the three and six months ended December 31, 2013, respectively. The net $2.6 million tax benefit for the six months ended December 31, 2014 is comprised of $0.5 million of tax expense related to taxable Canadian operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled us to utilize a portion of our Canadian deferred tax assets resulting in a corresponding release of the valuation allowance. The $0.3 million tax expense for the six months ended December 31, 2013 primarily relates to taxable Canadian operations. The federal blended statutory rate for the three months ended December 31, 2014 and 2013 was 30.0% and 31.4%, respectively. The federal blended statutory rate for the six months ended December 31, 2014 was 31.1% and 31.7%, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rate due to changes in recorded valuation allowance for entities in the United States and Canada.

Results of Segment Operations (in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Mountain revenue	$94,655	$75,991	$130,968	$109,296
Adventure revenue	10,244	11,537	32,858	34,154
Real Estate revenue	15,152	13,922	30,223	27,172
Total reportable segment revenue	$120,051	$101,450	$194,049	$170,622

Mountain Adjusted EBITDA	$2,467	$3,094	$(21,527)	$(18,996)
Adventure Adjusted EBITDA	(4,817)	(3,083)	(2,682)	573
Real Estate Adjusted EBITDA	2,489	1,664	4,236	3,141
Total segment Adjusted EBITDA	$139	$1,675	$(19,973)	$(15,282)

Key Business Metrics Evaluated by Management

"Skier Visits" We measure visitation volume during the ski season, which is when most of our lift revenue is earned, by the number of “Skier Visits” at our resorts, each of which represents an individual’s use of a paid or complimentary ticket, frequency card or season pass product to ski or snowboard at our mountain resorts for any part of one day. The number of Skier Visits, viewed in conjunction with ETP, is an important indicator of our lift revenue. Changes in the number of Skier Visits have an impact on Mountain revenue. The number of Skier Visits is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, pricing policies, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competitive offerings.

"Revenue per Visit"  As of December 31, 2014, we redefined Revenue per Visit as total Mountain revenue recorded during the ski season divided by total Skier Visits during such period. For the three and six months ended December 31, 2014, this change meant that total Mountain revenue only included revenue from November 1, 2014 through December 31, 2014. Previously, Revenue per Visit was measured as total Mountain revenue during the given period divided by total Skier Visits during such period. This metric therefore excludes non-ski season revenue, which is not directly correlated to visitor growth. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit. All comparative periods have been updated to reflect this change in definition. The following table presents revised Revenue per Visit as compared to amounts previously disclosed:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2014	2013	$	%	2014	2013	$	%
Revenue per Visit	$98.75	$94.06	$4.69	5.0%	$98.75	$94.06	$4.69	5.0%
Revenue per Visit, as previously defined	$110.22	$102.37	$7.85	7.7%	$152.50	$147.24	$5.26	3.6%

"ETP"  As of December 31, 2014, we redefined our "effective ticket price" or "ETP" as Lift revenue recorded during the ski season divided by total Skier Visits. For the three and six months ended December 31, 2014, this change meant that total Mountain revenue only included revenue from November 1, 2014 through December 31, 2014. Previously, ETP was measured as Lift revenue recorded during the given period divided by total Skier Visits during such period. All comparative periods have been updated to reflect this change in definition. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders skiing more frequently in a given fiscal period as compared to the corresponding prior year period will result in downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single- and multi-day lift ticket products are priced per visit, and therefore a greater proportion of use of these products will tend to increase our ETP. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies.

Products sold at the ticket counter, which has been a declining percentage of lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests. The following table presents revised ETP as compared to amounts previously disclosed:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2014	2013	$	%	2014	2013	$	%
ETP	$41.36	$41.24	$0.12	0.3%	$41.36	$41.24	$0.12	0.3%
ETP, as previously defined	$42.22	$42.32	$(0.10)	(0.2)%	$46.04	$46.62	$(0.58)	(1.2)%

"Revenue per available room" or "RevPAR" is determined by dividing gross room revenue during a given period by the number of units available to guests during such period.

"Average Daily Rate" or "ADR" is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period. ADR is a measure commonly used in the lodging industry, as well as by our management to track lodging pricing trends. ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a lodging operation. ADR is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competing offerings.

Comparison of Mountain Results for the Three and Six Months Ended December 31, 2014 and 2013 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2014	2013	$	%	2014	2013	$	%
Skier Visits	858,781	742,287	116,494	15.7%	858,781	742,287	116,494	15.7%
Revenue per Visit	$98.75	$94.06	$4.69	5.0%	$98.75	$94.06	$4.69	5.0%
ETP	$41.36	$41.24	$0.12	0.3%	$41.36	$41.24	$0.12	0.3%
RevPAR	$56.26	$46.25	$10.01	21.6%	$50.64	$41.66	$8.98	21.6%
ADR	$171.81	$180.78	$(8.97)	(5.0)%	$149.65	$146.99	$2.66	1.8%

Mountain revenue:
Lift	$36,254	$31,413	$4,841	15.4%	$39,541	$34,607	$4,934	14.3%
Lodging	14,102	9,240	4,862	52.6%	23,473	17,457	6,016	34.5%
Ski School	7,872	6,592	1,280	19.4%	8,371	7,125	1,246	17.5%
Retail and Rental	15,035	11,316	3,719	32.9%	21,197	16,906	4,291	25.4%
Food and Beverage	11,501	8,672	2,829	32.6%	18,868	15,021	3,847	25.6%
Other	9,891	8,758	1,133	12.9%	19,518	18,180	1,338	7.4%
Total Mountain revenue	$94,655	$75,991	$18,664	24.6%	$130,968	$109,296	$21,672	19.8%
Mountain Adjusted EBITDA	$2,467	$3,094	$(627)	(20.3)%	$(21,527)	$(18,996)	$(2,531)	13.3%

Mountain revenue

Mountain revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Prior to the acquisition, Blue Mountain was accounted for under the equity method and therefore the associated revenue was not included in prior revenue figures, whereas 100% of the revenue from Blue Mountain is included in the results since the Acquisition Date. Excluding Blue Mountain, Mountain revenue increased $3.6 million, or 4.7%, in the three months ended December 31, 2014 primarily due to increases in season pass and frequency product revenue and guest services revenue compared to the same period in the prior fiscal year. Mountain revenue was impacted by an unfavorable foreign currency translation adjustment of $2.6 million.

Mountain revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The increase was primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Mountain revenue increased $5.3 million or 4.8% in the six months ended December 31, 2014 primarily due to increases in season pass and frequency product revenue and guest services revenue. Mountain revenue was impacted by an unfavorable foreign currency translation adjustment of $3.3 million.

Lift revenue

Lift revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase was primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Lift revenue increased $1.8 million, or 5.6%, in the three months ended December 31, 2014 compared to the same period in the prior year primarily due to higher season pass and frequency product sales across our resorts and a 2.2% increase in Skier Visits primarily at our Colorado resorts. Season pass and frequency product revenue for the 2014/2015 ski season increased 10.7% in the three months ended December 31, 2014 compared to the same period in the prior year and comprised 45.6% and 42.7% of Lift revenue, excluding Blue Mountain, for the three months ended December 31, 2014 and 2013, respectively. Season pass revenue, for which cash is primarily collected prior to the ski season, is recognized based on historical usage patterns. Frequency product revenue is recognized as used, and unused portions ("breakage") are recognized based on historical usage for each frequency product. Excluding the impact of Blue Mountain and an unfavorable foreign currency translation adjustment, ETP increased $2.21, or 5.4%, to $43.45 in the three months ended December 31, 2014 from $41.24 in the three months ended December 31, 2013.

As our ski resorts opened during our second quarter, the results of the six months ended December 31, 2014 and 2013 for Lift revenue are largely the same as the results for the three months ended December 31, 2014 and 2013. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing products, which increased slightly in the six months ended December 31, 2014 compared to the six months ended December 31, 2013.

Lodging revenue

Lodging revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Lodging revenue increased slightly by $0.1 million or 1.5% in the three months ended December 31, 2014 compared to the same period in the prior year.

Lodging revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Lodging revenue increased $0.8 million or 4.4% in the six months ended December 31, 2014 compared to the same period in the prior year primarily due to higher RevPAR at Tremblant and a higher ADR at Steamboat.

Ski School revenue

Ski School revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Ski School revenue increased $0.9 million or 14.0% in the three months ended December 31, 2014 compared to the same period in the prior year primarily due to select price increases and growth in Skier Visits.

Ski School revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Ski School revenue increased $0.9 million or 12.5% in the six months ended December 31, 2014 compared to the same period in the prior year primarily due to select price increases and a growth in Skier Visits offset slightly by decreases in mountain bike instruction and child care revenue.

Retail and Rental revenue

Retail and Rental revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Retail and Rental revenue increased $1.3 million or 11.6% in the three months ended December 31, 2014 compared to the same period in the prior year primarily due to select price increases in the East and increased retail sales volume in Colorado due to cold weather during the Christmas holiday.

Retail and Rental revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Retail and Rental revenue increased $1.8 million or 10.7% in the six months ended December 31, 2014 compared to the same period in the prior year primarily due to select price increases, increased retail sales volume in Colorado due to cold weather during the Christmas holiday period, an increase in mountain bike rentals and sales as well as timing of certain annual summer sales.

Food and Beverage revenue

Food and Beverage revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Food and Beverage revenue increased slightly by $0.2 million, or 2.7% in the three months ended December 31, 2014 compared to the same period in the prior year primarily driven by increased yield per Skier Visit at our Colorado resorts.

Food and Beverage revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Food and Beverage revenue increased $0.9 million, or 5.7% in the six months ended December 31, 2014 compared to the same period in the prior year primarily due to an increase in Skier Visits and an increase in group business revenue, including weddings and banquets, primarily at our Colorado resorts.

Other revenue

Other revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Other revenue decreased $0.8 million, or 9.0% in the three months ended December 31, 2014 compared to the same period in the prior year primarily due to non-recurring revenue from gift cards in the prior year period.

Other revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013, primarily due to inclusion of revenue from owning 100% of Blue Mountain since September 19, 2014. Excluding Blue Mountain, Other revenue decreased $0.9 million or 4.8% in the six months ended December 31, 2014 compared to the same period in the prior year primarily due to non-recurring revenue from gift cards in the prior year period and a decrease in revenue from services provided to homeowners for condominium hotel property improvements at Winter Park partially offset by increased summer visitation and activity volume at Snowshoe and Steamboat.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA decreased $0.6 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Given the seasonality of Blue Mountain's business, it has historically operated around break-even Adjusted EBITDA during the quarter ending December 31st. As a result, the inclusion of 100% of Blue Mountain's revenue and expenses for the quarter ended December 31, 2014, created revenue growth with a commensurate increase to operating expenses, resulting in minimal contribution to Mountain Adjusted EBITDA. Mountain operating expenses increased from $73.4 million in the three months ended December 31, 2013 to $92.2 million in the three months ended December 31, 2014. This increase was primarily due to the inclusion of $15.4 million of Blue Mountain operating expenses as well as increases in staffing associated with increased Skier Visits, health and medical coverage expense, compensation expense, and higher IT service costs.

Mountain Adjusted EBITDA decreased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to a $21.7 million increase in Mountain revenue offset by a $23.6 million increase in Mountain operating expenses. Mountain operating expenses increased from $129.1 million in the six months ended December 31, 2013 to $152.7 million in the six months ended December 31, 2014. This increase was primarily due to the inclusion of $17.0 million of Blue Mountain operating expenses as well as increases in staffing associated with increased Skier Visits, health and medical coverage expense, compensation expense, and higher IT service costs.

Comparison of Adventure Results for the Three and Six Months Ended December 31, 2014 and 2013 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2014	2013	$	%	2014	2013	$	%
Adventure revenue	$10,244	$11,537	$(1,293)	(11.2)%	$32,858	$34,154	$(1,296)	(3.8)%
Adventure Adjusted EBITDA	$(4,817)	$(3,083)	$(1,734)	56.2%	$(2,682)	$573	$(3,255)	n/m

Adventure revenue

Adventure revenue decreased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to a decrease in CMH revenue. CMH revenue decreased $1.3 million in the three months ended December 31, 2014 compared to the same period in the prior year. Excluding the impact of an unfavorable foreign currency translation adjustment of $0.3 million, CMH revenue decreased $1.0 million primarily due to poor early season snowfall and warm temperatures, which resulted in postponed trips.

Adventure revenue decreased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. Adventure revenue decreased primarily due to decreases in CMH revenue and decreased U.S. firefighting revenue. CMH revenue decreased $2.4 million in the six months ended December 31, 2014 compared to the same period in the prior year. Excluding the impact of an unfavorable foreign currency translation adjustment of $0.4 million, CMH revenue decreased $2.0 million primarily due to poor early season snowfall and warm temperatures, which resulted in postponed trips. Additionally, in the six months ended December 31, 2014 we chose to operate one lodge for summer operations while our second summer lodge, the Bobbie Burns, was undergoing a remodel. In the six months ended December 31, 2013, we operated two summer lodges. These decreases were offset by an increase in helicopter MRO services as a result of our acquisition of an additional MRO facility in August 2013 as well as an increase in revenue from Canadian summer flight operations.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA decreased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to a $1.3 million decrease in Adventure revenue and a $0.5 million increase in Adventure operating expenses, which increased from $16.1 million in the three months ended December 31, 2013 to $16.6 million in the three months ended December 31, 2014. The increase in Adventure operating expenses in the three months ended December 31, 2014 was primarily attributable to higher maintenance expenses on helicopters and a $0.3 million increase in allocated corporate general and administrative costs, partially offset by expense savings at CMH.

Adventure Adjusted EBITDA decreased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to a $1.3 million decrease in Adventure revenue and a $1.4 million increase in Adventure operating expenses, which increased from $34.4 million in the six months ended December 31, 2013 to $35.8 million in the six months ended December 31, 2014. The increase in Adventure operating expenses in the six months ended December 31, 2014 was primarily attributable to higher expenses associated with operating an additional MRO facility and additional variable expenses associated with increased Canadian flight operations, partially offset by expense savings at CMH in part from operating one fewer lodge during the summer. The decrease in Adventure Adjusted EBITDA was also the result of a $0.6 million increase in Adjusted EBITDA attributable to our noncontrolling interest in Alpine Helicopters, which is removed from Adventure Adjusted EBITDA.

Comparison of Real Estate Results for the Three and Six Months Ended December 31, 2014 and 2013 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2014	2013	$	%	2014	2013	$	%
Real Estate revenue	$15,152	$13,922	$1,230	8.8%	$30,223	$27,172	$3,051	11.2%
Real Estate Adjusted EBITDA	$2,489	$1,664	$825	49.6%	$4,236	$3,141	$1,095	34.9%

Real Estate revenue

Real Estate revenue increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to increases of $0.7 million and $0.3 million at IRCG and Playground, respectively. At IRCG, sales of vacation club products may be made in exchange for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive an executed agreement and a minimum down payment equal to 10.0% of the purchase price plus the fair value of certain sales incentives provided to the purchaser. In the three months ended December 31, 2014, we experienced an increase in payments on financed sales as compared to the three months ended December 31, 2013, which increased the amount of deferred revenue recognized. The increase in revenue at Playground is primarily due to an increase in real estate sales volume and associated commission revenue.

Real Estate revenue increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily due to increases of $2.1 million and $0.7 million at IRCG and Westin Monache at Mammoth, a condominium hotel property under management, respectively. At IRCG, sales of vacation club products may be made in exchange for cash or we may provide financing. For sales where we provide financing, we defer revenue recognition until we receive an executed agreement and a minimum down payment equal to 10.0% of the purchase price plus the fair value of certain sales incentives provided to the purchaser. In the six months ended December 31, 2014, we experienced an increase in payments on financed sales as compared to the six months ended December 31, 2013, which increased the amount of deferred revenue recognized. The increase in revenue at Westin Monache is primarily due to higher summer occupancy.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA increased in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 due to a $1.2 million increase in Real Estate revenue partially offset by a $0.8 million increase in Real Estate operating expenses, which increased from $13.9 million in the three months ended December 31, 2013 to $14.7 million in the three months ended December 31, 2014. The increase in Real Estate operating expenses was primarily due to an increase in expenses of $0.5 million at IRCG as a result of expenses recognized related to financed vacation club product sales. We also recognized a $0.5 million increase in our pro rata share of EBITDA for our equity method investments in MHM and Chateau in the three months ended December 31, 2014. MHM, which manages rental properties at the base of Mammoth Mountain Ski Area, excluding the Westin Monache, benefited from improved early ski season weather and conditions at Mammoth Mountain Ski Resort.

Real Estate Adjusted EBITDA increased in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 due to a $3.1 million increase in Real Estate revenue partially offset by a $2.1 million increase in Real Estate operating expenses, which increased from $27.6 million in the six months ended December 31, 2013 to $29.7 million in the six months ended December 31, 2014. The increase in Real Estate operating expenses was primarily due to an increase in expenses of $1.7 million at IRCG as a result of expenses recognized related to financed vacation club product sales and $0.5 million increase in allocated corporate general and administrative costs. These increases were partially offset by a $0.6 million decrease in operating expenses at IHM.

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

There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and by using Adjusted EBITDA as a supplemental measure. The Company's definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency translation adjustments related to operational activities and adjusting for executive management restructuring costs.

The following table reconciles net loss attributable to the Company to total segment Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(31,073)	$(121,117)	$(82,048)	$(243,131)
Legacy and other non-core expenses, net	925	698	1,907	4,234
Other operating expenses	3,171	1,981	4,998	3,508
Depreciation and amortization	14,712	13,998	29,298	27,143
Loss (gain) on remeasurement of equity method investments and disposal of other assets	(214)	23	1,411	420
Interest income	(34)	(956)	(88)	(1,405)
Interest expense on third party debt	11,255	15,160	21,981	31,624
Interest expense on notes payable to affiliates	—	52,753	—	119,858
Loss from equity method investments	506	1,952	2,757	3,543
Pro rata share of Adjusted EBITDA related to equity method investments	969	1,016	1,951	2,083
Adjusted EBITDA attributable to noncontrolling interest	1,518	1,466	260	831
Loss on extinguishment of debt	—	35,480	—	35,480
Other expense, net	150	715	455	887
Income tax (benefit) expense	(630)	(404)	(2,616)	297
Loss attributable to noncontrolling interest	(1,116)	(1,090)	(239)	(654)
Total segment Adjusted EBITDA (a)	$139	$1,675	$(19,973)	$(15,282)

(a)	Total segment Adjusted EBITDA equals Adjusted EBITDA. For additional discussion of Adjusted EBITDA see Part I—Item 1, Financial Statements (unaudited), Note 11, “Segment Information”.

Liquidity and Capital Resources

Overview

Our primary goal as it relates to liquidity and capital resources is to maintain the optimal level of debt and cash to fund operations, expansions, maintenance projects and other capital investments and to ensure that we are poised for external growth in our businesses. Our principal sources of liquidity are cash generated from operations, existing cash on hand and our revolving credit facility. Our principal uses of cash include the funding of working capital obligations, capital expenditures and servicing our debt.

Due to the seasonality of our business, there are significant fluctuations in our cash and liquidity throughout the year. Our cash balances are typically at their highest at the end of our third fiscal quarter, following the peak ski season, and at their lowest toward the middle of our second fiscal quarter, before the start of the ski season.

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $34.8 million and $32.4 million of cash from operating activities during the six months ended December 31, 2014 and 2013, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

As part of the refinancing in December 2013, the Company entered into the Credit Agreement, which provided for a $540.0 million term loan facility ("Term Loan"), a $55.0 million senior secured first-lien line of credit facility ("LC Facility"), and a $25.0 million senior secured first-lien revolving loan facility (the "Revolver" and, together with the Term Loan and LC Facility, collectively referred to herein as the "Senior Debt"). In September 2014, the Company borrowed an incremental $60.0 million under the Term Loan, primarily, to finance the Blue Mountain Acquisition described in Part I - Item 1, Financial Statements (unaudited), Note 9, "Blue Mountain Acquisition". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million after giving effect to the incremental borrowing in connection with the Blue Mountain Acquisition, plus an additional amount, if any, such that, after giving effect to such additional amount, it does not exceed the borrower's total secured debt leverage ratio as required by the Credit Agreement.

As of December 31, 2014, we have available capacity of $7.8 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains customary affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the covenants of the Credit Agreement as of December 31, 2014.

On February 5, 2014, we completed our IPO and sold 3,125,000 shares of our common stock at an initial public offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $28.5 million. We used the proceeds for working capital and other general corporate purposes.

We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Our cash and cash equivalents balance as of December 31, 2014 was $68.5 million.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

On September 19, 2014, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $31.7 million and $32.9 million in the six months ended December 31, 2014 and 2013, respectively, or 16.2% and 18.0% of total revenue for the respective periods.

We paid principal, interest and fees to our lenders of $24.8 million and $622.3 million in the six months ended December 31, 2014 and 2013, respectively. The higher amount in the six months ended December 31, 2013 was the result of refinancing our senior debt facilities. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020.

Our debt service requirements can be impacted by changing interest rates as we had $594.3 million aggregate principal amount of variable rate debt outstanding as of December 31, 2014. As of December 31, 2014, the three month LIBOR was 0.26%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.5 million.

Cash Flows for the Six Months Ended December 31, 2014 and 2013

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Six Months Ended December 31,
	2014	2013	$ Change
Net cash provided by (used in):
Operating activities	$34,842	$32,424	$2,418
Investing activities	(73,764)	(33,336)	(40,428)
Financing activities	52,689	(16,126)	68,815
Effect of exchange rate on cash	(1,300)	(723)	(577)
Net decrease in cash and cash equivalents	$12,467	$(17,761)	$30,228

Operating Activities

The $2.4 million increase in cash provided by operating activities in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 was primarily related to changes in working capital primarily attributed to cash collected from season pass sales.

Investing Activities

The $40.4 million increase in cash used in investing activities in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 was primarily related to the Blue Mountain Acquisition.

Financing Activities

The $68.8 million increase in cash provided by financing activities in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 was primarily related to lower principal repayments of debt in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. In the six months ended December 31, 2014, we borrowed an incremental $60.0 million under the Term Loan, primarily, to finance the Blue Mountain Acquisition. In the six months ended December 31, 2013, the proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to us by entities managed or controlled by Fortress Investment Group, LLC, were used to refinance and extinguish existing debt under the First Lien Credit Agreement dated December 4, 2012 and the Second Lien Credit Agreement, also dated December 4, 2012.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC, on September 23, 2014, other than those discussed in Part 1 - Item 1 Financial Statements (unaudited), Note 5, “Long-Term Debt” related to our incremental $60.0 million borrowing under the Term Loan.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not engage in any material off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion above and those reflected in Item 1 - Financial Statements (unaudited), Note 10, "Commitments and Contingencies".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At December 31, 2014, we had $594.3 million of variable rate indebtedness, representing approximately 94% of our total debt outstanding, at an average interest rate for the three months ended December 31, 2014 of approximately 5.5%. As of December 31, 2014, LIBOR was 0.26%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.5 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 42% and 41% of total revenue for the six months ended December 31, 2014 and 2013, respectively. Excluding Blue Mountain revenue recorded since the Acquisition Date, total Canadian dollar denominated revenue comprised 34.1% of total revenue for the six months ended December 31, 2014. Based upon our ownership of Canadian subsidiaries as of December 31, 2014, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $8.2 million for the six months ended December 31, 2014. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 23, 2014.

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

Intrawest Resorts Holdings, Inc.

Date: February 5, 2015	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: February 5, 2015	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Form of Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Form of Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Separation Agreement and General Release, dated November 20, 2014 by and between the Registrant and William A. Jensen*	8-K	10.1	November 21, 2014
10.2	Employment Agreement, dated November 20, 2014 by and between the Registrant and Thomas F. Marano*	8-K	10.2	November 21, 2014
10.3	Employment Agreement, dated November 20, 2014 by and between the Registrant and Sky Foulkes*	8-K	10.3	November 21, 2014
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

