Form 10-Q
period 2015-03-31
Intrawest Resorts Holdings, Inc.
filed 2015-05-07
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 5, 2015, 45,199,349 shares of the registrant’s common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$133,703	$56,020
Restricted cash	14,163	12,154
Receivables, net of allowances of $1,925 and $4,183	33,383	40,408
Other current assets	60,226	60,789
Total current assets	241,475	169,371
Property, plant and equipment, net of accumulated depreciation of $391,304 and $388,729	530,018	490,138
Real estate held for development	144,276	152,949
Intangible assets, net of accumulated amortization of $57,746 and $59,015	57,298	58,521
Goodwill	106,268	94,609
Other long-term assets, net of allowances of $1,062 and $2,442	62,738	130,457
Total assets	$1,142,073	$1,096,045
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$82,945	$62,534
Deferred revenue and deposits	47,956	55,688
Capital lease obligations due within one year	3,525	3,929
Long-term debt due within one year	7,002	6,644
Total current liabilities	141,428	128,795
Long-term capital lease obligations	34,802	35,597
Long-term debt	569,266	513,864
Other long-term liabilities	71,911	85,895
Total liabilities	817,407	764,151
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000,000 shares authorized; 0 issued and outstanding at each of March 31, 2015 and June 30, 2014	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 45,182,677 and 45,026,124 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	452	450
Additional paid-in capital	2,896,408	2,894,072
Accumulated deficit	(2,713,381)	(2,760,027)
Accumulated other comprehensive income	140,635	197,723
Total stockholders' equity	324,114	332,218
Noncontrolling interest	552	(324)
Total equity	324,666	331,894
Total liabilities and equity	$1,142,073	$1,096,045

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Statements of Operations
Revenue	$321,824	$285,852	$516,999	$468,341
Operating expenses	169,523	157,474	395,864	369,478
Depreciation and amortization	14,767	13,969	44,065	41,111
(Gain) loss on disposal of assets and impairment of real estate	(1,083)	212	(1,126)	632
Loss on remeasurement of equity method investment	—	—	1,454	—
Income from operations	138,617	114,197	76,742	57,120
Interest expense, net	(10,731)	(10,134)	(30,547)	(157,413)
Earnings (loss) from equity method investments	2,452	6,670	(305)	3,127
Loss on extinguishment of debt	—	—	—	(35,480)
Other (expense) income, net	(315)	336	(770)	(644)
Income (loss) before income taxes	130,023	111,069	45,120	(133,290)
Income tax expense (benefit)	230	77	(2,386)	374
Net income (loss)	129,793	110,992	47,506	(133,664)
Income attributable to noncontrolling interest	1,099	1,514	860	860
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$128,694	$109,478	$46,646	$(134,524)

Weighted average shares of common stock outstanding:
Basic	45,143,142	43,791,722	45,070,917	42,509,281
Diluted	45,143,142	43,896,000	45,144,260	42,509,281
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$2.85	$2.50	$1.03	$(3.16)
Diluted	$2.85	$2.49	$1.03	$(3.16)

Statements of Comprehensive Income (Loss)
Net income (loss)	$129,793	$110,992	$47,506	$(133,664)
Other comprehensive loss (net of tax of $0)	(28,228)	(11,998)	(57,072)	(12,216)
Comprehensive income (loss)	101,565	98,994	(9,566)	(145,880)
Comprehensive income attributable to noncontrolling interest	1,121	1,563	876	926
Comprehensive income (loss) attributable to Intrawest Resorts Holdings, Inc.	$100,444	$97,431	$(10,442)	$(146,806)

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$47,506	$(133,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,065	41,111
Loss on extinguishment of debt	—	35,480
Accrued interest on notes payable to affiliates	—	119,858
Funding of pension plans	(2,646)	(258)
Other non-cash expense, net	4,577	9,451
Changes in assets and liabilities, net of Blue Mountain acquisition:
Receivables	8,516	789
Inventories	266	(6,186)
Real estate held for development	762	11,675
Accounts payable and accrued liabilities	13,909	13,916
Deferred revenue and deposits	(8,495)	(10,542)
Other assets and liabilities, net	(3,240)	(5,076)
Net cash provided by operating activities	105,220	76,554
Investing activities:
Capital expenditures	(34,521)	(36,929)
Purchase of land for development	—	(2,941)
Acquisition of Blue Mountain, net of cash received	(41,467)	—
Other investing activities, net	(634)	(2,560)
Net cash used in investing activities	(76,622)	(42,430)
Financing activities:
Proceeds from issuance of long-term debt	59,925	534,600
Repayments of bank and other borrowings	(7,787)	(585,766)
Net proceeds from initial public offering	—	28,480
Financing costs paid	(1,234)	(17,985)
Contributions from affiliates	—	49,984
Net cash provided by financing activities	50,904	9,313

Effect of exchange rate changes on cash	(1,819)	(1,331)
Increase in cash and cash equivalents	77,683	42,106
Cash and cash equivalents, beginning of period	56,020	59,775
Cash and cash equivalents, end of period	$133,703	$101,881

Supplemental information:
Cash paid for interest	$26,441	$31,247
Non-cash investing and financing activities:
Property, plant and equipment financed by capital lease obligations	$107	$19,565
Exchange of Tranche B Term Loans and Affiliate Loans for equity interest	$—	$1,471,627

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Note 1 - Organization and Business

Note 2 - Significant Accounting Policies

Note 3 - Revision of Previously Issued Financial Statements

Note 4 - Earnings (Loss) Per Share

Note 5 - Supplementary Balance Sheet Information

Note 6 - Long-Term Debt

Note 7 - Accumulated Other Comprehensive Income

Note 8 - Share-Based Compensation

Note 9 - Income Taxes

Note 10 - Blue Mountain Acquisition

Note 11 - Commitments and Contingencies

Note 12 - Related Party Transactions

Note 13- Segment Information

Note 14- Subsequent Events

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
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

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest ULC”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $0.7 billion of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split) and subsequently canceled. The Company's subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates (the "Third Lien Loan"), including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring.” The accompanying condensed consolidated statements of operations include interest expense related to the notes payable to affiliates of zero and $119.9 million for the nine months ended March 31, 2015 and 2014, respectively.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

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

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In January 2013, the Company's Canadian helicopter business was reorganized and Alpine Helicopters Inc. (“Alpine Helicopters”), in which the Company owns a 20.0% equity interest, was formed. Alpine Helicopters employs all the pilots that fly the helicopters in the CMH land tenures. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying condensed consolidated financial statements. As of March 31, 2015, Alpine Helicopters had total assets of $7.9 million and total liabilities of $5.0 million.

On September 19, 2014 (the "Acquisition Date"), the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc. (“Blue Mountain Holdings”) as described in Note 10, "Blue Mountain Acquisition". The accompanying condensed consolidated financial statements reflect the Company's equity method investment in Blue Mountain prior to the Blue Mountain Acquisition and the consolidated results for the period from the Acquisition Date through March 31, 2015.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Fair Value of Financial Instruments

The Company has various short term financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities. Due to their short-term nature, the instruments’ book value approximates fair value, or, in the case of notes receivable, market comparable interest rates.

The fair value of the Senior Debt (as defined in Note 6, “Long-Term Debt”) was estimated using quoted prices for the Company's instruments in markets that are not active and was considered a Level 2 measure. The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

	March 31, 2015		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$573,321	$598,726	$516,924	$548,046
Other debt obligations	2,947	2,555	3,584	3,114

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). This update is intended to reduce diversity in practice by providing explicit guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company has not yet selected a transition method and is currently in the process of evaluating the impact that ASU 2015-05 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct reduction of the carrying value of the related debt, consistent with debt discounts and premiums. The standard is effective for all periods beginning on or after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 effective March 31, 2015 on a retrospective basis. As a result of adopting this guidance, the Company has presented debt issuance costs as a direct reduction of the related debt liability, as appropriate, in the condensed consolidated balance sheets for all periods presented. This resulted in an adjustment of $15.0 million and $15.4 million from other long-term assets, net to long-term debt in the accompanying condensed consolidated balance sheets as of March 31, 2015 and June 30, 2014, respectively.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). This update (i) amends the criteria for determining which entities are considered VIEs or voting interest entities, (ii) amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest, (iii) amends the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) ends the deferral previously granted to certain investment companies for application of the VIE consolidation model. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact that ASU 2015-02 will have on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us beginning July 1, 2017 and early adoption is not permitted. On April 1, 2015, the FASB proposed a one-year deferral to the effective date with an option that would permit adoption as early as the original effective date. A final decision on the effective date is expected in 2015. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations as well as certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted only for disposals that have not been previously reported. The Company will adopt ASU 2014-08 effective July 1, 2015 and does not anticipate that the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

3.	Revision of Previously Issued Financial Statements

In the third quarter of fiscal year 2015, the Company identified errors primarily related to the accounting for initiation fees associated with the sale of memberships in a private club. The errors impacted prior reporting periods, starting in fiscal year 2003. The Company has assessed the cumulative impact of these errors on each period impacted under the guidance of Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to SEC Staff Accounting Bulletin ("SAB") No.99, Materiality, and has determined that the impact of the errors was not material, both individually and in the aggregate, to any previously issued financial statements. The Company has elected to revise its previously issued financial statements to facilitate comparisons across periods. In addition, the Company corrected other immaterial previously out-of-period adjustments to reflect those items in the periods in which the transactions originated.

The following is a description of the nature of the errors:

•
The Company incorrectly recognized revenue on initiation fees related to memberships in a private club. The revenue should have been recognized over the expected useful life of the private club. The impact of this error was a decrease in revenue of $0.4 million for each of the three and nine months ended March 31, 2014 and an increase in deferred revenue of $3.1 million for the year ended June 30, 2014.

•
The Company did not properly record the present value of its future liability for initiation fee refunds. The impact of this error was an increase to other long-term liabilities of $5.5 million for the year ended June 30, 2014 and a corresponding increase in interest expense of $0.2 million and $0.5 million for the three and nine months ended March 31, 2014, respectively.

•
The Company also corrected other immaterial errors including (i) timing of certain helicopter depreciation expense, (ii) amortization of deferred losses related to a terminated interest rate hedge, (iii) classification of discounts and complimentary usage on heli-skiing trips, and (iv) timing of expenses associated with a self-insurance liability.

The Company has revised the Consolidated Balance Sheet as of June 30, 2014 and the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2014. The Company has also revised the Consolidated Statements of Cash Flows for the nine months ended March 31, 2014.

Selected Items	As Previously Reported	Revision Adjustment	As Revised

Consolidated Balance Sheet
(in thousands)	Presentation as of June 30, 2014
Total current liabilities	$128,096	$699	$128,795
Total liabilities	770,696	(6,545)	764,151
Total equity	340,774	(8,880)	331,894

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Selected Items	As Previously Reported	Revision Adjustment	As Revised

Consolidated Statement of Operations and Comprehensive Income
(in thousands)	Presentation as of the three months ended March 31, 2014
Revenue	$287,216	$(1,364)	$285,852
Operating expenses	158,469	(995)	157,474
Depreciation and amortization	15,122	(1,153)	13,969
Income from operations	113,413	784	114,197
Net income	110,400	592	110,992

Consolidated Statement of Operations and Comprehensive Loss
(in thousands)	Presentation as of the nine months ended March 31, 2014
Revenue	$469,883	$(1,542)	$468,341
Operating expenses	369,391	87	369,478
Depreciation and amortization	42,265	(1,154)	41,111
Income from operations	57,595	(475)	57,120
Net loss	(133,385)	(279)	(133,664)

Consolidated Statement of Cash Flows
(in thousands)	Presentation as of the nine months ended March 31, 2014
Net cash provided by operating activities	$76,604	$(50)	$76,554
Effect of exchange rate changes on cash	(1,381)	50	(1,331)

4.	Earnings (Loss) Per Share

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

The Restructuring was accounted for as a transaction among entities under common control. As a result, the Company retrospectively presented the shares outstanding for all periods prior to the Restructuring.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Due to the Company's reported net loss for the nine months ended March 31, 2014, the effect of 0.1 million stock awards was not included in the calculation of EPS as the effect would be anti-dilutive. For the three and nine months ended March 31, 2015, the effect of 1.3 million and 1.1 million stock awards, respectively, was not included in the calculation of EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Basic EPS
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$128,694	$109,478	$46,646	$(134,524)
Weighted average common shares outstanding	45,143	43,792	45,071	42,509
Basic EPS	$2.85	$2.50	$1.03	$(3.16)

Diluted EPS
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$128,694	$109,478	$46,646	$(134,524)
Weighted average common shares outstanding	45,143	43,792	45,071	42,509
Dilutive effect of stock awards	—	104	73	—
Weighted average dilutive shares outstanding	45,143	43,896	45,144	42,509
Diluted EPS	$2.85	$2.49	$1.03	$(3.16)

5.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	Fiscal Year End June 30, 2014

Trade receivables	$29,743	$37,988
Loans, mortgages and notes receivable	5,565	6,603
Allowance for doubtful accounts	(1,925)	(4,183)
Total current receivables	$33,383	$40,408

Other current assets

Other current assets as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	Fiscal Year End June 30, 2014

Inventories	$35,195	$37,282
Capital spares	11,115	11,160
Prepaid expenses	8,713	8,469
Prepaid insurance	4,745	3,721
Other assets	458	157
Total other current assets	$60,226	$60,789

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Other long-term assets

Other long-term assets as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	Fiscal Year End June 30, 2014

Equity method investments	$28,370	$87,282
Long-term receivables	27,505	36,406
Other long-term assets	7,925	9,211
Allowance for doubtful accounts	(1,062)	(2,442)
Total other long-term assets	$62,738	$130,457

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	Fiscal Year End June 30, 2014

Trade payables	$73,720	$54,151
Other payables and accrued liabilities	9,225	8,383
Total accounts payable and accrued liabilities	$82,945	$62,534

Current deferred revenue and deposits

Current deferred revenue and deposits as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	Fiscal Year End June 30, 2014

Season pass and other deferred revenue	$24,120	$32,204
Lodging and tour deposits	20,064	15,171
Deposits on real estate sales	3,772	8,313
Total current deferred revenue and deposits	$47,956	$55,688

Other long-term liabilities

Other long-term liabilities as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2015	Fiscal Year End June 30, 2014

Pension liability, net of funded assets	$32,181	$39,098
Forgivable government grants	9,019	11,460
Deferred revenue and deposits	9,269	10,934
Other long-term liabilities	21,442	24,403
Total other long-term liabilities	$71,911	$85,895

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

6.	Long-Term Debt

Long-term debt as of March 31, 2015 and June 30, 2014 consisted of the following (in thousands):

		March 31, 2015	Fiscal Year End June 30, 2014
	Maturity
Senior Debt	2020	$573,321	$516,924
Other debt obligations	2015-2023	2,947	3,584
Total		576,268	520,508
Less: Long-term debt due within one year		7,002	6,644
Total long-term debt		$569,266	$513,864

Senior Debt

In conjunction with the Restructuring on December 9, 2013, one of the Company’s subsidiaries, as borrower, and several of the Company's U.S. subsidiaries, as guarantors, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Note 10, "Blue Mountain Acquisition". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The Incremental Amendment has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million after giving effect to the incremental borrowing in connection with the Blue Mountain Acquisition, plus an additional amount, if any, such that, after giving effect to such additional amount, it does not exceed the borrower's total secured debt leverage ratio as required by the Credit Agreement.

The Term Loan has a maturity date of December 9, 2020. Borrowings under the Credit Agreement, including the Term Loan, LC Facility and Revolver, bear interest, at the Company's option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Credit Agreement is 4.5% for adjusted LIBOR loans or 3.5% for base rate loans. The applicable margin for borrowings under the LC Facility and Revolver may change depending on the Company's total secured debt leverage ratio, and may not exceed 4.5%. The Company's current applicable margin is 4.5%. The Term Loan currently bears interest based upon the LIBOR-based rate. The Credit Agreement requires quarterly principal payments in the amount of $1.5 million.

The net cash proceeds from the Term Loan were reduced by an original issue discount ("OID") of 0.9%, or $5.5 million, after giving effect to the Blue Mountain Acquisition. The OID is amortized using the effective interest method. There was $4.5 million and $4.9 million of unamortized OID remaining as of March 31, 2015 and June 30, 2014, respectively.

The Company incurred $16.9 million and $1.2 million of debt issuance costs in connection with the Senior Debt and the Blue Mountain Acquisition, respectively, which is presented as a direct reduction of the carrying value of the long-term debt on the accompanying condensed consolidated balance sheets following the adoption of ASU 2015-03. These costs are amortized using the effective interest method. There was $15.0 million and $15.4 million of unamortized costs remaining as of March 31, 2015 and June 30, 2014, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

respect to certain other borrowings of the Company's subsidiaries. Additionally, the Credit Agreement requires the borrower to comply with a total secured debt leverage ratio to the extent that more than 30.0% of the Revolver is outstanding (including outstanding swingline loans and letters of credit) on the last day of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at March 31, 2015.

The LC Facility and the Revolver provided for under the terms of the Credit Agreement each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $44.9 million and $47.6 million of irrevocable standby letters of credit outstanding under the LC Facility at March 31, 2015 and June 30, 2014, respectively. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver at either March 31, 2015 or June 30, 2014.

Other Obligations

Other obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other obligations is 5.7% for the nine months ended March 31, 2015.

Maturities

Current maturities represent principal payments due in the next 12 months. As of March 31, 2015, the long-term debt aggregate maturities for the 12 month period ended March 31 of each of the following years are set forth below (in thousands):

2016	$7,002
2017	7,056
2018	6,131
2019	6,138
2020	6,145
Thereafter	563,273

Interest Expense

The Company recorded interest expense of $11.7 million and $11.0 million in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, of which $0.6 million and $0.8 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $33.7 million and $162.0 million in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2015 and 2014, respectively, of which $1.8 million and $2.8 million, respectively, was amortization of deferred financing costs.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining terminated swap liability of $2.8 million as of March 31, 2015 is recorded in accumulated other comprehensive income ("AOCI") and will be recognized periodically through March 31, 2017 as an adjustment to interest expense. Approximately $1.3 million of deferred losses related to the terminated interest rate swaps will be amortized from AOCI into interest expense in the next 12 months. The portion included in interest expense in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2015 was $0.6 million and $1.5 million, respectively, and for the three and nine months ended March 31, 2014 was $0.8 million and $2.7 million, respectively.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

7.	Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the nine months ended March 31, 2015 and 2014 (in thousands):

	Nine Months Ended March 31,
	2015	2014
Accumulated other comprehensive income, June 30	$197,723	$148,570
Restructuring transactions on December 9, 2013	—	52,670
Other comprehensive income (loss):
Foreign currency translation adjustments	(57,957)	(14,592)
Realized portion on cash flow hedge (net of tax of $0) (a)	1,458	2,737
Actuarial loss on pensions (net of tax of $0) (b)	(589)	(427)
Accumulated other comprehensive income, March 31	$140,635	$188,958

(a)	Amount reclassified out of AOCI is included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	Amount reclassified out of AOCI is included in operating expenses in the accompanying condensed consolidated statements of operations.

8.	Share-Based Compensation

In connection with the Company’s initial public offering, 4,500,700 shares of the Company’s common stock were reserved for issuance under the Intrawest Resorts Holdings, Inc. 2014 Omnibus Incentive Plan (the "Plan") upon the exercise of awards that were or will be issued to the Company’s employees, non-employee directors, independent contractors and consultants. The Plan allows share-based compensation awards to be granted in a variety of forms including options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Board of Directors of the Company (the "Board of Directors"), who administers the Plan.

A total of 1,186,845 shares of common stock were available for future grant under the Plan at March 31, 2015.

Restricted Stock Awards

As of March 31, 2015, the Board of Directors had granted 879,173 restricted stock units to the Company’s officers and employees, and 25,000 shares of restricted stock to the Company’s non-employee directors (collectively referred to herein as the "Restricted Stock Awards"). Additionally, the Board of Directors approved the grant of 25,000 restricted stock units to a currently open executive position; however, these restricted stock units were not granted as of March 31, 2015. Restricted Stock Awards generally vest ratably upon the satisfaction of a defined service condition. The restricted stock is legally outstanding upon grant subject to restrictions that lapse as the award vests. Upon vesting, each restricted stock unit is exchanged for one share of the Company’s common stock or cash, at the Company’s discretion. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the grant date. The related compensation expense is recognized over the applicable requisite service period.

A summary of Restricted Stock Awards activity during the nine months ended March 31, 2015 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Total unvested awards - July 1, 2014	784,727	$11.97
Granted	45,834	8.72
Vested	(219,282)	12.00
Forfeited	(269,484)	12.00
Total unvested awards - March 31, 2015	341,795	$11.49

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Stock Options

During the nine months ended March 31, 2015, the Board of Directors granted the Company's current Chief Executive Officer ("CEO") an option to purchase 2,700,000 shares (the "Options") under the Plan with a contractual term of 10 years. The Options have a weighted average exercise price of $11.25 and will become vested and exercisable over a three year period, provided that the CEO remains in continuous employment with the Company. The related compensation expense is recognized over the applicable requisite service period.

The fair value of the Options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

Expected stock price volatility	32.5%
Expected term (in years)	6.3
Risk-free interest rate	1.8%
Dividend yield	0.0%
Weighted average fair value per option	$3.46

Share-Based Compensation Expense

For the three and nine months ended March 31, 2015, there was $0.6 million and $2.2 million, respectively, of compensation expense related to the Restricted Stock Awards and for the three and nine months ended March 31, 2015 there was $0.6 million and $0.9 million, respectively, related to the Options. For each of the three and nine months ended March 31, 2014, there was $0.6 million of compensation expense related to the Restricted Stock Awards. These amounts are included in operating expenses in the condensed consolidated statements of operations.

As of March 31, 2015, there was $2.4 million and $6.0 million of unrecognized compensation expense related to the unvested Restricted Stock Awards and the Options, respectively, which is expected to be recognized over a weighted average period of approximately 1.9 years and 2.6 years, respectively.

9.	Income Taxes

The Company's quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented.

The consolidated income tax provision attributable to the Company was $0.2 million of expense and $2.4 million of benefit for the three and nine months ended March 31, 2015, respectively; and $0.1 million of expense and $0.4 million of expense for the three and nine months ended March 31, 2014, respectively. These amounts represent an effective tax rate of 0.2% and (5.4%) for the three and nine months ended March 31, 2015, respectively; and an effective tax rate of 0.1% and (0.3%) for the three and nine months ended March 31, 2014, respectively. The net $2.4 million tax benefit for the nine months ended March 31, 2015 was comprised of $0.7 million of tax expense related to taxable Canadian operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled the Company to utilize a portion of its Canadian deferred tax assets, resulting in a corresponding release of the valuation allowance. The $0.4 million tax expense for the nine months ended March 31, 2014 primarily related to taxable Canadian operations. The federal blended statutory rate for the three months ended March 31, 2015 and 2014 was 31.6% and 31.4%, respectively. The federal blended statutory rate for the nine months ended March 31, 2015 and 2014 was 32.6% and 26.5%, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in recorded valuation allowance for entities in the United States and Canada.

10.     Blue Mountain Acquisition

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

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

The Blue Mountain Acquisition was accounted for as a business combination. Costs related to the Blue Mountain Acquisition of approximately $0.7 million were expensed during the nine months ended March 31, 2015 and were included within other expense, net in the accompanying condensed consolidated statements of operations.

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

Prior to the Blue Mountain Acquisition, the Company held a 50.0% equity interest in Blue Mountain. The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The Company valued its previously held equity interest at $54.8 million, which was determined by management with the assistance of a third party valuation firm, based on information available at the acquisition date, current assumptions as to future operations and the per share value issued as of the date the Company obtained control. This valuation resulted in a loss of $1.5 million included within loss on remeasurement of equity method investments and disposal of other assets in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2015.

Net Assets Acquired

The following table shows the preliminary amounts recognized as of the Acquisition Date for each major class of assets acquired and liabilities assumed and the resulting purchase price allocation (in thousands):

As of September 19, 2014
Assets acquired:
Cash and cash equivalents	$13,308
Receivables	1,931
Other current assets	5,516
Property, plant and equipment	85,751
Intangibles	8,661
Goodwill	13,201
Other long-term assets	5
Total assets acquired	128,373
Liabilities assumed:
Accounts payable and accrued liabilities	13,777
Deferred revenue and deposits	5,046
Net identifiable assets acquired	$109,550

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

The assets acquired and liabilities assumed, as well as the results of operations from the Acquisition Date through the period ended March 31, 2015, are included within our Mountain segment. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations may be recorded. Goodwill of $13.2 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recorded is primarily attributable to economies of scale, opportunities for synergies and any intangible assets that do not qualify for separate recognition. None of the goodwill is deductible for tax purposes.

Acquired identifiable intangible assets and their estimated useful life in years are as follows (in thousands):

	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Trademarks and trade names	$4,107	20
Customer relationships	4,554	4
Total intangible assets	$8,661

Actual and Pro Forma Results

The following table shows the revenue and net income included in the Company's condensed consolidated statements of operations resulting from the Blue Mountain Acquisition since the Acquisition Date (in thousands):

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
Revenue	$33,014	$49,388
Net income attributable to Intrawest Resorts Holdings, Inc.	$13,603	$13,763

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue	$321,824	$321,081	$530,160	$535,206
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$128,694	$112,734	$45,526	$(134,378)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$2.85	$2.57	$1.01	$(3.16)
Diluted	$2.85	$2.57	$1.01	$(3.16)

11.	Commitments and Contingencies

Letters of Credit

There were $44.9 million and $47.6 million of irrevocable standby letters of credit outstanding under the LC Facility at March 31, 2015 and June 30, 2014, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

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

Due to the nature of the activities at the Company's mountain resorts and CMH, the Company is exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of our trails, lifts, helicopters and facilities. As a result, the Company is, from time to time, subject to various lawsuits and claims in the ordinary course of business related to injuries occurring at the Company's properties.

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

Reimbursable government loans and forgivable grants as of March 31, 2015 and June 30, 2014 in CAD and USD equivalent are as follows (in thousands):

	March 31, 2015		Fiscal Year End June 30, 2014
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$2,303	$1,816	$2,358	$2,210
Grants
Received	89,298	70,408	89,298	83,691
Future advances	31,421	24,774	31,421	29,448
Total grants	$120,719	$95,182	$120,719	$113,139

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Capital Leases

Capital lease obligations are primarily for equipment except for the lease of Winter Park. In the first quarter of fiscal 2014, the Winter Park capital lease was modified to remove a floor on a payment obligation in exchange for other concessions resulting in a $19.6 million increase in the capital lease obligation and related capital lease assets due to a change in the present value of the future minimum lease payments. The Winter Park lease requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded as a capital lease.

Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The capital leases have remaining terms ranging from 3 years to 37 years and have a weighted average interest rate of 10.0%.

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire at various times between 2017 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases were $2.2 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively, and $3.0 million and $2.7 million for the nine months ended March 31, 2015 and 2014, respectively.

12.	Related Party Transactions

For the three and nine months ended March 31, 2015, the Company recorded $0.2 million of expenses paid on behalf of Fortress related to the Restructuring.

13.	Segment Information

The Company currently manages and reports operating results through three reportable segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities, including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment generates revenue from the sale of heli-skiing, mountaineering and hiking adventure packages, and ancillary services, such as fire suppression services, leasing, and maintenance, repair and overhaul of aircraft. The Real Estate segment includes a vacation club business, management of condominium hotel properties and real estate management, including marketing and sales activities, as well as real estate development activities.

Each of the Company’s reportable segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company's reportable segments on the basis of revenue and segment earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company also evaluates Adjusted EBITDA as a key compensation measure. The Compensation Committee of the Board of Directors determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA. Adjusted EBITDA is useful when comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the core operating performance.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate Adjusted EBITDA in the same manner as the Company. The Company's definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency translation adjustments related to operational activities and adjusting for executive management restructuring costs.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

The Company defines Adjusted EBITDA as net income (loss) attributable to Intrawest Resorts Holdings, Inc. before interest expense, net (excluding interest income earned from receivables related to IRCG operations), income tax benefit or expense and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: (i) impairments of goodwill, real estate and long-lived assets; (ii) gains and losses on asset dispositions; (iii) earnings and losses from equity method investments; (iv) gains and losses from remeasurement of equity method investments; (v) gains and losses on extinguishment of debt; (vi) other income or expense; (vii) earnings and losses attributable to noncontrolling interest; (viii) discontinued operations, net of tax; and (ix) other items, which include revenue and expenses of legacy and other non-core operations, restructuring charges and associated severance expenses, non-cash compensation and other items. For purposes of calculating Adjusted EBITDA, the Company also adds back to net income (loss) attributable to Intrawest Resorts Holdings, Inc., the pro rata share of Adjusted EBITDA related to equity method investments included within the segments and removes from Adjusted EBITDA the Adjusted EBITDA attributable to noncontrolling interests for entities consolidated within the segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in monitoring of performance and, therefore, is not disclosed.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

The following table presents consolidated revenue, net income (loss) reconciled to Adjusted EBITDA and Adjusted EBITDA by segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Mountain
Lift (1)	$133,550	$110,291	$173,091	$144,898
Lodging	25,065	19,210	48,538	36,667
Ski School (2)	23,391	20,825	31,762	27,950
Retail and Rental	30,599	25,038	51,796	41,944
Food and Beverage	31,426	27,469	50,294	42,490
Other	14,061	12,251	33,579	30,374
Total Mountain revenue	258,092	215,084	389,060	324,323
Adventure revenue	44,579	50,376	77,437	84,409
Real Estate revenue	17,635	18,876	47,858	46,047
Total reportable segment revenue	320,306	284,336	514,355	454,779
Legacy, non-core and other revenue (3)	1,518	1,516	2,644	13,562
Total revenue	$321,824	$285,852	$516,999	$468,341

Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$128,694	$109,478	$46,646	$(134,524)
Legacy and other non-core expenses, net (4)	837	1,103	2,744	5,342
Other operating expenses (5)	2,464	4,569	7,462	8,070
Depreciation and amortization	14,767	13,969	44,065	41,111
(Gain) loss on disposal of assets and impairment of real estate	(1,083)	212	(1,126)	632
Loss on remeasurement of equity method investment	—	—	1,454	—
Interest income, net (6)	(84)	136	(172)	(1,268)
Interest expense on third party debt	11,742	11,031	33,723	42,174
Interest expense on notes payable to affiliates	—	—	—	119,858
(Earnings) loss from equity method investments (7)	(2,452)	(6,670)	305	(3,127)
Pro rata share of Adjusted EBITDA related to equity method investments (8), (9)	1,386	9,327	3,337	11,410
Adjusted EBITDA attributable to noncontrolling interest	(1,420)	(2,108)	(1,160)	(1,276)
Loss on extinguishment of debt	—	—	—	35,480
Other expense (income), net	211	(373)	666	514
Income tax expense (benefit)	230	77	(2,386)	374
Income attributable to noncontrolling interest	1,099	1,514	860	860
Total Adjusted EBITDA	$156,391	$142,265	$136,418	$125,630

Mountain Adjusted EBITDA (8)	$135,721	$119,173	$114,194	$100,027
Adventure Adjusted EBITDA (10)	15,449	18,815	12,767	18,183
Real Estate Adjusted EBITDA (11)	5,221	4,277	9,457	7,420
Total Adjusted EBITDA	$156,391	$142,265	$136,418	$125,630

(1)	Lift revenue during the summer is derived from mountain biking and sightseeing lift products.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

(2)	Ski School revenue during the summer is derived from mountain bike instruction at various resorts.

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, non-core retail revenue and revenue from management of non-core commercial properties. Included in the nine months ended March 31, 2014 was $10.9 million of revenue from sales of non-core real estate held for development.

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

(5)
Includes costs related to the Company's initial public offering, non-cash compensation, reduction in workforce severance, executive management restructuring costs, lease payments pursuant to the lease at Winter Park and other expenses.

(6)	Includes interest income unrelated to IRCG financing activities.

(7)
Represents the losses from equity method investments, including: Chateau M.T. Inc., Mammoth Hospitality Management L.L.C., the Mammoth family of resorts, and Blue Mountain prior to the Blue Mountain Acquisition.

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

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $0.9 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively, and $3.0 million and $3.4 million for the nine months ended March 31, 2015 and 2014, respectively.

Capital Expenditures

The following table presents capital expenditures for our segments, reconciled to consolidated amounts for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Capital expenditures:
Mountain	$1,696	$2,412	$27,687	$26,714
Adventure	645	369	3,419	6,892
Real Estate	18	20	245	564
Total segment capital expenditures	2,359	2,801	31,351	34,170
Corporate and other	471	1,218	3,170	2,759
Total capital expenditures	$2,830	$4,019	$34,521	$36,929

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

Geographic Data

The Company’s revenue by geographic region for the three and nine months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
United States	$201,516	$189,543	$313,838	$296,613
Canada	120,308	96,309	203,161	171,728
Total revenue	$321,824	$285,852	$516,999	$468,341

14.	Subsequent Events

On April 29, 2015, the Company and certain of the Company’s subsidiaries that guarantee the Company’s Senior Debt executed the second amendment (the “Second Amendment”) to the Company’s existing Credit Agreement. The Second Amendment adjusted the Company’s Term Loan to reduce the applicable margin for borrowings under the Term Loan from 4.5% to 3.75% for adjusted LIBOR loans. The applicable margin for borrowings under the LC Facility and Revolver did not change from the Company's current applicable margin of 4.5%.

In addition to the re-pricing of the applicable margin, the terms of the Second Amendment also provide a twelve month “soft call” protection for lenders at a price of 101, or 101% of the then current Term Loan principal amount. All other terms and conditions of the Second Amendment are consistent with the Credit Agreement.

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

Overview

We are a North American mountain resort and adventure company, delivering distinctive vacation and travel experiences to our customers for over three decades. We wholly own six four-season mountain resorts with approximately 8,000 skiable acres and over 1,130 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains and Canada. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports, including: New York City, Boston, Washington D.C., Denver, Pittsburgh, Montreal and Toronto. We also operate an adventure travel business, which includes Canadian Mountain Holidays (“CMH”), a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.1 million acres. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties, manage condominium hotel properties, and sell and market residential real estate.

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

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes Intrawest Resort Club Group (“IRCG”), our vacation club business, Intrawest Hospitality Management, Inc. ("IHM"), which manages condominium hotel properties and Playground, our residential real estate sales and marketing business, as well as our 50.0% interest in Mammoth Hospitality Management L.L.C. ("MHM") and 57.1% interest in Chateau M.T., Inc. ("Chateau").

In addition to our reportable segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Revision of Previously Issued Financial Statements

In the third quarter of fiscal year 2015, we identified errors primarily related to accounting for initiation fees associated with the sale of memberships in a private club. The errors impacted prior reporting periods, starting in fiscal year 2003. We assessed the cumulative impact of these errors on each period impacted under the guidance of Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No.99, Materiality, and have determined that the impact of the errors was not material, both individually and in the aggregate, to any previously issued financial statements. We elected to revise our previously issued financial statements to facilitate comparisons across periods. In addition, we corrected other immaterial previously out-of-period adjustments to reflect those items in the periods in which the transactions originated.

The following is a description of the nature of the errors:

•
We incorrectly recognized revenue on initiation fees related to memberships in a private club. The revenue should have been recognized over the expected useful life of the private club. The impact of this error was a decrease in revenue of $0.4 million for each of the three and nine months ended March 31, 2014 and an increase in deferred revenue of $3.1 million for the year ended June 30, 2014.

•
We did not properly record the present value of our future liability for initiation fee refunds. The impact of this error was an increase to other long-term liabilities of $5.5 million for the year ended June 30, 2014 and a corresponding increase in interest expense of $0.2 million and $0.5 million for the three and nine months ended March 31, 2014, respectively.

•
We also corrected other immaterial errors including (i) timing of certain helicopter depreciation expense, (ii) amortization of deferred losses related to a terminated interest rate hedge, (iii) classification of discounts and complimentary usage on heli-skiing trips, and (iv) timing of expenses associated with a self-insurance liability.

Recent Transactions

Blue Mountain Acquisition

On September 19, 2014 (the "Acquisition Date"), we acquired the remaining 50.0% equity interest in Blue Mountain that we did not already own from Blue Mountain Resorts Holdings Inc. ("Blue Mountain Holdings") for a purchase price of CAD $61.4 million, or approximately $54.8 million USD based on prevailing exchange rates on the Acquisition Date, in a privately negotiated transaction. In connection with the Blue Mountain Acquisition, the shareholders’ agreement between us and Blue Mountain Holdings was terminated. The purchase price, along with fees and expenses incurred in connection with the transaction, were financed through an Incremental Amendment, dated as of September 19, 2014 (the "Incremental Amendment"), to our credit agreement dated as of December 9, 2013 (the "Credit Agreement") and existing cash. The Incremental Amendment has the same economic and other terms as the original term loan facility under the Credit Agreement.

Amendment to Credit Agreement

On April 29, 2015, we and certain of our subsidiaries that guarantee our Senior Debt executed the second amendment (the “Second Amendment”) to our existing Credit Agreement. The Second Amendment adjusted the our Term Loan to reduce the applicable margin for borrowings under the Term Loan from 4.5% to 3.75% for adjusted LIBOR loans. The applicable margin for borrowings under the LC Facility and Revolver did not change from our current applicable margin of 4.5%.

In addition to the re-pricing of the applicable margin, the terms of the Second Amendment also provide a twelve month “soft call” protection for lenders at a price of 101, or 101% of the then current Term Loan principal amount. All other terms and conditions of the Second Amendment are consistent with the Credit Agreement.

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

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders results in downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders may result in downward pressure on Revenue Per Visit, as defined in "Key Business Metrics Evaluated by Management". We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products.

Seasonality and Fluctuations in Quarterly Results

Our business is seasonal in nature. Although each of our mountain resorts operates as a four-season resort, based upon historical results, we generate the highest revenue between our second and third fiscal quarters, which includes the peak ski season. Similarly, CMH generates the majority of its revenue during the same periods, our second and third fiscal quarters, as these fiscal quarters are also the peak heli-skiing season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, during our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or less peak periods, holidays and weekends in our second fiscal quarter compared to prior years, with a corresponding difference in our third fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

The following table contains selected unaudited statements of operations information for the quarter ended March 31, 2015 and the four preceding quarters (in thousands):

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Mountain revenue	$258,092	$94,655	$36,313	$26,540	$215,084
Adventure revenue	44,579	10,244	22,614	17,660	50,376
Real Estate revenue	17,635	15,152	15,071	12,482	18,876
Total reportable segment revenue	$320,306	$120,051	$73,998	$56,682	$284,336

Resort Real Estate Markets

We currently intend to resume development of residential vacation homes at our mountain resorts when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macro-economic trends and consumer sentiment. Macroeconomic conditions have improved in recent periods, which has supported a partial recovery in the market for vacation homes in the United States and Canada. Despite these trends, the median vacation home price and number of vacation homes sold in the fiscal year ended June 30, 2014 were well below the peak, suggesting ample room for continued growth.

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

Results of Operations

The following historical consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our reportable segment results.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$321,824	$285,852	$35,972	12.6%	$516,999	$468,341	$48,658	10.4%
Operating expenses	169,523	157,474	12,049	7.7%	395,864	369,478	26,386	7.1%
Depreciation and amortization	14,767	13,969	798	5.7%	44,065	41,111	2,954	7.2%
(Gain) loss on disposal of assets and impairment of real estate	(1,083)	212	(1,295)	n/m	(1,126)	632	(1,758)	n/m
Loss on remeasurement of equity method investment	—	—	—	—%	1,454	—	1,454	100.0%
Income from operations	138,617	114,197	24,420	21.4%	76,742	57,120	19,622	34.4%
Interest expense, net	(10,731)	(10,134)	(597)	5.9%	(30,547)	(157,413)	126,866	(80.6)%
Earnings (loss) from equity method investments	2,452	6,670	(4,218)	(63.2)%	(305)	3,127	(3,432)	(109.8)%
Loss on extinguishment of debt	—	—	—	—%	—	(35,480)	35,480	(100.0)%
Other (expense) income, net	(315)	336	(651)	(193.8)%	(770)	(644)	(126)	19.6%
Income (loss) before income taxes	130,023	111,069	18,954	17.1%	45,120	(133,290)	178,410	(133.9)%
Income tax expense (benefit)	230	77	153	198.7%	(2,386)	374	(2,760)	n/m
Net income (loss)	129,793	110,992	18,801	16.9%	47,506	(133,664)	181,170	(135.5)%
Income attributable to noncontrolling interest	1,099	1,514	(415)	(27.4)%	860	860	—	—%
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$128,694	$109,478	$19,216	17.6%	$46,646	$(134,524)	$181,170	(134.7)%

n/m - Calculation is not meaningful.

Revenue

Revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase of $36.0 million in total segment revenue. Total segment revenue in the three months ended March 31, 2015 included an increase of $43.0 million in Mountain revenue, partially offset by decreases of $5.8 million and $1.2 million in Adventure revenue and Real Estate revenue, respectively. During the three months ended March 31, 2015, revenue was also impacted by an unfavorable foreign currency translation adjustment of $14.6 million.

Revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 due to an increase of $59.6 million in total segment revenue, partially offset by a decrease of $10.9 million in Legacy, non-core and other revenue. Total segment revenue in the nine months ended March 31, 2015 included increases of $64.7 million and $1.8 million in Mountain revenue and Real Estate revenue, respectively, partially offset by a $7.0 million decrease in Adventure revenue. The decrease in Legacy, non-core and other revenue of $10.9 million in the nine months ended March 31, 2015 was a result of non-core real estate sales during the nine months ended March 31, 2014 for which there were no comparable transactions in the same period of the current year. During the nine months ended March 31, 2015, revenue was also impacted by an unfavorable foreign currency translation adjustment of $20.5 million.

The Results of Segment Operations discussion provides more explanation of the changes in each of the segments' revenue.

Operating expenses

Operating expenses increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of an increase of $14.4 million in total segment operating expenses partially offset by a decrease of $2.4 million in Legacy, non-core and other expenses. Total segment operating expenses in the three months ended March 31, 2015 included an increase of $18.4 million in Mountain operating expenses partially offset by decreases of $2.3 million and $1.7 million in Real Estate and Adventure operating expenses, respectively. Legacy, non-core and other expenses decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a decrease in legacy bad debt expense and litigation expenses.

Operating expenses increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 as a result of an increase of $40.5 million in total segment operating expenses partially offset by a decrease of $14.1 million in Legacy, non-core and other expenses. Total segment operating expenses in the nine months ended March 31, 2015 included increases of $42.1 million in Mountain operating expenses partially offset by decreases of $1.4 million and $0.1 million in Adventure and Real Estate operating expenses, respectively. The decrease in Legacy, non-core and other expenses of $14.1 million in the nine months ended March 31, 2015 was primarily a result of non-core real estate sales during the nine months ended March 31, 2014 for which there were no comparable transactions in the same period of the current year.

The Results of Segment Operations discussion provides more explanation of the changes in each of the segments' operating expenses and Adjusted EBITDA.

Depreciation and amortization

Depreciation and amortization increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in fixed assets acquired in the Blue Mountain Acquisition partially offset by a decrease in amortization of intangibles at CMH that reached the end of their amortizable lives in the current fiscal year period.

Depreciation and amortization increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to an increase in fixed assets assumed in the Blue Mountain Acquisition and an increase in assets placed in service within our Mountain segment. These increases are partially offset by a decrease in amortization of intangibles at CMH that reached the end of their amortizable lives in the current fiscal year period.

(Gain) loss on disposal of assets and impairment of real estate

In the three months ended March 31, 2015, the (gain) loss on disposal of assets and impairment of real estate was $(1.1) million, as compared to $0.2 million for the three months ended March 31, 2014 primarily due to the sale of a helicopter in the three months ended March 31, 2015 and no similar transaction in the prior year period.

In the nine months ended March 31, 2015, the (gain) loss on disposal of assets and impairment of real estate was $(1.1) million, as compared to $0.6 million for the nine months ended March 31, 2014. The gain on disposal of assets for the nine months ended March 31, 2015 was primarily associated with the sale of a helicopter. In the nine months ended March 31, 2014, we recorded an impairment of $0.6 million due to a decline in the fair value of legacy real estate assets.

Loss on remeasurement of equity method investment

In the nine months ended March 31, 2015, we recognized a $1.5 million loss on remeasurement of our equity method investment in Blue Mountain. There was no such transaction in the nine months ended March 31, 2014.

Interest expense, net

Interest expense, net increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in the average outstanding principal balance of our senior debt as a result of borrowing an incremental $60.0 million under the Credit Agreement in September 2014, primarily to finance the Blue Mountain Acquisition.

Interest expense, net decreased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. Our senior debt facilities were refinanced in December 2013. The average annual effective interest rate on our senior debt facilities prior to the refinancing in December 2013 was approximately 9.0%. The average annual effective interest rate on our senior debt facilities after the refinancing in December 2013 is approximately 5.5%.

Earnings (loss) from equity method investments

The decrease in earnings from equity method investments in the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014 was primarily a result of acquiring the remaining 50.0% equity interest in Blue Mountain that we did not already own on September 19, 2014 and no longer accounting for Blue Mountain as an equity method investment.

Loss on extinguishment of debt

In the nine months ended March 31, 2014, we recognized a $35.5 million loss on extinguishment of debt as a result of refinancing our senior debt facilities. There was no such transaction in the nine months ended March 31, 2015.

Other (expense) income, net

The increase in other expense, net in the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014 was primarily due to an increase in losses recognized on foreign exchange transactions.

Income tax expense (benefit)

The consolidated income tax provision attributable to the Company was a $0.2 million expense and $2.4 million benefit for the three and nine months ended March 31, 2015, respectively; and a $0.1 million expense and $0.4 million expense for the three and nine months ended March 31, 2014, respectively. These amounts represent an effective tax rate of 0.2% and (5.4%) for the three and nine months ended March 31, 2015, respectively; and 0.1% and (0.3%) for the three and nine months ended March 31, 2014, respectively. The net $2.4 million tax benefit for the nine months ended March 31, 2015 was comprised of $0.7 million of tax expense related to taxable Canadian operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled us to utilize a portion of our Canadian deferred tax assets resulting in a corresponding release of the valuation allowance. The $0.4 million tax expense for the nine months ended March 31, 2014 primarily related to taxable Canadian operations. The federal blended statutory rate for the three months ended March 31, 2015 and 2014 was 31.6% and 31.4%, respectively. The federal blended statutory rate for the nine months ended March 31, 2015 and 2014 was 32.6% and 26.5%, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rate due to changes in recorded valuation allowance for entities in the United States and Canada.

Results of Segment Operations (in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Mountain revenue	$258,092	$215,084	$389,060	$324,323
Adventure revenue	44,579	50,376	77,437	84,409
Real Estate revenue	17,635	18,876	47,858	46,047
Total reportable segment revenue	$320,306	$284,336	$514,355	$454,779

Mountain Adjusted EBITDA	$135,721	$119,173	$114,194	$100,027
Adventure Adjusted EBITDA	15,449	18,815	12,767	18,183
Real Estate Adjusted EBITDA	5,221	4,277	9,457	7,420
Total Adjusted EBITDA	$156,391	$142,265	$136,418	$125,630

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

"Revenue per Visit"  As of December 31, 2014, we redefined Revenue per Visit as total Mountain revenue recorded during the ski season divided by total Skier Visits during such period. For the nine months ended March 31, 2015, this change meant that total Mountain revenue only included revenue from November 1, 2014 through March 31, 2015. Previously, Revenue per Visit was measured as total Mountain revenue during the given period divided by total Skier Visits during such period. This metric therefore excludes non-ski season revenue, which is not directly correlated to visitor growth. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit. All comparative periods have been updated to reflect this change in definition.

"ETP"  As of December 31, 2014, we redefined our "effective ticket price" or "ETP" as Lift revenue recorded during the ski season divided by total Skier Visits. For the nine months ended March 31, 2015, this change meant that total Mountain revenue only included revenue from November 1, 2014 through March 31, 2015. Previously, ETP was measured as Lift revenue recorded during the given period divided by total Skier Visits during such period. All comparative periods have been updated to reflect this change in definition. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders skiing more frequently in a given fiscal period as compared to the corresponding prior year period will result in downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single- and multi-day lift ticket products are priced per visit, and therefore a greater proportion of use of these products will tend to increase our ETP. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of Lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

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

Comparison of Mountain Results for the Three and Nine Months Ended March 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2015	2014	$	%	2015	2014	$	%
Skier Visits	3,131,311	2,470,295	661,016	26.8%	3,990,092	3,212,582	777,510	24.2%
Revenue per Visit	$82.42	$87.07	$(4.65)	(5.3)%	$85.94	$88.67	$(2.73)	(3.1)%
ETP	$42.65	$44.65	$(2.00)	(4.5)%	$42.37	$43.86	$(1.49)	(3.4)%
RevPAR	$114.97	$113.25	$1.72	1.5%	$73.41	$64.83	$8.58	13.2%
ADR	$177.86	$175.07	$2.79	1.6%	$164.18	$161.65	$2.53	1.6%

Mountain revenue:
Lift	$133,550	$110,291	$23,259	21.1%	$173,091	$144,898	$28,193	19.5%
Lodging	25,065	19,210	5,855	30.5%	48,538	36,667	11,871	32.4%
Ski School	23,391	20,825	2,566	12.3%	31,762	27,950	3,812	13.6%
Retail and Rental	30,599	25,038	5,561	22.2%	51,796	41,944	9,852	23.5%
Food and Beverage	31,426	27,469	3,957	14.4%	50,294	42,490	7,804	18.4%
Other	14,061	12,251	1,810	14.8%	33,579	30,374	3,205	10.6%
Total Mountain revenue	$258,092	$215,084	$43,008	20.0%	$389,060	$324,323	$64,737	20.0%
Mountain Adjusted EBITDA	$135,721	$119,173	$16,548	13.9%	$114,194	$100,027	$14,167	14.2%

Mountain revenue

Mountain revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Prior to the acquisition, Blue Mountain was accounted for under the equity method and therefore the associated revenue was not included in prior revenue figures, whereas 100% of the revenue from Blue Mountain is included in the results since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $4.5 million, Mountain revenue increased $14.5 million in the three months ended March 31, 2015 primarily due to increases in season pass and frequency product revenue, Ski School revenue and other guest services revenue compared to the same period in the prior fiscal year.

Mountain revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The increase was primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $6.5 million, Mountain revenue increased $21.9 million in the nine months ended March 31, 2015 primarily due to increases in season pass and frequency product revenue and guest services revenue.

Lift revenue

Lift revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $2.3 million, Lift revenue increased $9.0 million in the three months ended March 31, 2015 compared to the same period in the prior year primarily due to higher season pass and frequency product sales across our resorts, select price increases primarily at our Colorado resorts and modest skier visit growth. Season pass and frequency product revenue for the 2014/2015 ski season increased 14.9% in the three months ended March 31, 2015 compared to the same period in the prior year and comprised 39.2% and 36.2% of Lift revenue, excluding Blue Mountain, for the three months ended March 31, 2015 and 2014, respectively. Season pass revenue, for which cash is primarily collected prior to the ski season, is recognized based on historical usage patterns. Frequency product revenue is recognized as used, and unused portions are recognized based on historical usage patterns for each frequency product.

As our ski resorts opened during our second quarter, the results of the nine months ended March 31, 2015 and 2014 for Lift revenue are largely the same as the results for the three months ended March 31, 2015 and 2014. Season pass and frequency product revenue for the 2014/2015 ski season increased 13.7% in the nine months ended March 31, 2015 compared to the same period in the prior year and comprised 39.6% and 36.8% of Lift revenue, excluding Blue Mountain, for the nine months ended March 31, 2015 and 2014, respectively. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing products, which increased slightly in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

Lodging revenue

Lodging revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.6 million, Lodging revenue increased slightly by $0.3 million in the three months ended March 31, 2015 compared to the same period in the prior year.

Lodging revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $1.1 million, Lodging revenue increased $1.6 million in the nine months ended March 31, 2015 compared to the same period in the prior year primarily due to higher RevPAR at Tremblant.

Ski School revenue

Ski School revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.3 million, Ski School revenue increased $1.5 million in the three months ended March 31, 2015 compared to the same period in the prior year primarily due to higher yield per Skier Visit.

Ski School revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.4 million, Ski School revenue increased $2.4 million in the nine months ended March 31, 2015 compared to the same period in the prior year primarily due to higher yield per Skier Visit offset slightly by decreases in mountain bike instruction and child care revenue.

Retail and Rental revenue

Retail and Rental revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.7 million, Retail and Rental revenue increased $1.9 million in the three months ended March 31, 2015 compared to the same period in the prior year primarily due to select price increases and increased retail sales volume in the East due to periods of unusually cold weather.

Retail and Rental revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $1.2 million, Retail and Rental revenue increased $4.2 million in the nine months ended March 31, 2015 compared to the same period in the prior year primarily due to select price increases, increased retail sales volume due to periods of unusually cold weather, an increase in mountain bike rentals and sales and the timing of certain annual summer sales.

Food and Beverage revenue

Food and Beverage revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.4 million, Food and Beverage revenue increased slightly by $0.6 million in the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increased yield per Skier Visit at our Colorado resorts.

Food and Beverage revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.7 million, Food and Beverage revenue increased $1.7 million in the nine months ended March 31, 2015 compared to the same period in the prior year primarily due to an increase in yield per Skier Visit and an increase in group business revenue, including weddings and banquets, primarily at our Colorado resorts.

Other revenue

Other revenue increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain, Other revenue increased $1.0 million in the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a $0.4 million increase in forest management revenue at Snowshoe.

Other revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain, Other revenue increased slightly by $0.2 million in the nine months ended March 31, 2015 compared to the same period in the prior year.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a $43.0 million increase in Mountain revenue, offset by an $18.4 million increase in Mountain operating expenses. The increase in Mountain revenue and Mountain operating expenses is primarily due to the inclusion of 100% of Blue Mountain since the Acquisition Date whereas prior to the Acquisition Blue Mountain was accounted for under the equity method.  In the prior year period, results included $8.0 million of our pro rata share of EBITDA from Blue Mountain while the current year period includes 100% of Blue Mountain’s results. Mountain operating expenses increased from $103.8 million in the three months ended March 31, 2014 to $122.3 million in the three months ended March 31, 2015. This increase was primarily due to the inclusion of $17.5 million of Blue Mountain operating expenses as well as increases in health and medical coverage expense and compensation expense. Excluding Blue Mountain and unfavorable foreign currency translation adjustments, Mountain revenue increased $14.5 million in the three months ended March 31, 2015 partially offset by a $3.3 million increase in Mountain operating expenses, resulting in an increase to Mountain Adjusted EBITDA of $11.2 million.

Mountain Adjusted EBITDA increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to a $64.7 million increase in Mountain revenue, partially offset by a $42.1 million increase in Mountain operating expenses. The increase in Mountain revenue and Mountain operating expenses is primarily due to the inclusion of 100% of Blue Mountain since the Acquisition Date whereas prior to the Acquisition Blue Mountain was accounted for under the equity method.  In the prior year period, results included $8.8 million of our pro rata share of EBITDA from Blue Mountain while the current year period includes 100% of Blue Mountain’s results. Mountain operating expenses increased from $233.0 million in the nine months ended March 31, 2014 to $275.0 million in the nine months ended March 31, 2015. This increase was primarily due to the inclusion of $34.6 million of Blue Mountain operating expenses as well as increases in staffing associated with increased Skier Visits, health and medical coverage expense, compensation expense, and higher IT service costs. Excluding Blue Mountain and unfavorable foreign currency translation adjustments, Mountain revenue increased $21.9 million in the nine months ended March 31, 2015 partially offset by a $11.9 million increase in Mountain operating expenses resulting in an increase to Mountain Adjusted EBITDA of $10.0 million.

Same Store Comparison of Mountain Results for the Three and Nine Months Ended March 31, 2015 and 2014

We believe Same Store metrics are useful in analyzing the underlying performance of our business. We define Same Store as if 100% of Blue Mountain was owned during all periods presented and all results prepared on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying prior period average exchange rates to the current comparable period. The following table presents the percentage change of Mountain results as reported and on a Same Store basis from the prior year period:

	% Change in the Three Months Ended March 31, 2015		% Change in the Nine Months Ended March 31, 2015
	As Reported	Same Store	As Reported	Same Store
Skier Visits	26.8%	2.6%	24.2%	1.4%
Revenue per Visit	(5.3)%	3.9%	(3.1)%	4.6%
ETP	(4.5)%	5.5%	(3.4)%	5.5%
RevPAR	1.5%	9.5%	13.2%	17.0%
ADR	1.6%	7.1%	1.6%	16.0%

Mountain revenue:
Lift	21.1%	8.2%	19.5%	6.9%
Lodging	30.5%	2.9%	32.4%	4.4%
Ski School	12.3%	7.8%	13.6%	9.1%
Retail and Rental	22.2%	7.5%	23.5%	9.1%
Food and Beverage	14.4%	2.1%	18.4%	3.1%
Other	14.8%	4.3%	10.6%	2.2%
Total Mountain revenue	20.0%	6.5%	20.0%	6.0%
Mountain Adjusted EBITDA	13.9%	9.9%	14.2%	8.8%

Comparison of Adventure Results for the Three and Nine Months Ended March 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2015	2014	$	%	2015	2014	$	%
Adventure revenue	$44,579	$50,376	$(5,797)	(11.5)%	$77,437	$84,409	$(6,972)	(8.3)%
Adventure Adjusted EBITDA	$15,449	$18,815	$(3,366)	(17.9)%	$12,767	$18,183	$(5,416)	(29.8)%

Adventure revenue

Adventure revenue decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a $5.4 million decrease in CMH revenue, or a $0.7 million decrease after removing the impact of an unfavorable foreign currency translation adjustment of $4.7 million. CMH revenue decreased primarily due to poor snowfall and warm temperatures.

Adventure revenue decreased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. Adventure revenue decreased primarily due to decreases in CMH revenue and decreased U.S. firefighting revenue. CMH revenue decreased $7.7 million in the nine months ended March 31, 2015 compared to the same period in the prior year, or a $2.5 million decrease after removing the impact of an unfavorable foreign currency translation adjustment of $5.2 million. CMH revenue decreased primarily due to poor early season snowfall and warm temperatures. Additionally, in the nine months ended March 31, 2015 we chose to operate one lodge for summer operations while our second summer lodge, the Bobbie Burns, was undergoing a remodel. In the nine months ended March 31, 2014, we operated two summer lodges. These decreases were offset by a $0.7 million increase in helicopter MRO services as a result of our acquisition of an additional MRO facility in August 2013 and higher revenue from Canadian summer flight operations.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a $5.8 million decrease in Adventure revenue partially offset by a $1.7 million decrease in Adventure operating expenses, which decreased from $29.5 million in the three months ended March 31, 2014 to $27.7 million in the three months ended March 31, 2015. The decrease in Adventure operating expenses in the three months ended March 31, 2015 was primarily attributable to a $1.3 million favorable foreign currency translation adjustment. The decrease in Adventure Adjusted EBITDA was partially offset by a $0.7 million decrease in Adjusted EBITDA attributable to our noncontrolling interest in Alpine Helicopters, which is removed from Adventure Adjusted EBITDA.

Adventure Adjusted EBITDA decreased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to a $7.0 million decrease in Adventure revenue partially offset by a $1.4 million decrease in Adventure operating expenses, which decreased from $64.9 million in the nine months ended March 31, 2014 to $63.5 million in the nine months ended March 31, 2015. The decrease in Adventure operating expenses in the nine months ended March 31, 2015 was primarily attributable to a $3.8 million favorable foreign currency translation adjustment.

Comparison of Real Estate Results for the Three and Nine Months Ended March 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2015	2014	$	%	2015	2014	$	%
Real Estate revenue	$17,635	$18,876	$(1,241)	(6.6)%	$47,858	$46,047	$1,811	3.9%
Real Estate Adjusted EBITDA	$5,221	$4,277	$944	22.1%	$9,457	$7,420	$2,037	27.5%

Real Estate revenue

Real Estate revenue decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to decreases of $1.8 million and $0.5 million in revenue at IRCG and IHM, respectively, partially offset by an increase of $1.1 million in revenue at Playground. The decrease in revenue at IRCG is primarily due to lower sales volume and an unfavorable foreign currency translation adjustment of $0.5 million. The increase in revenue at Playground is primarily due to a $2.6 million sale of a parcel of land at Tremblant in March 2015.

Real Estate revenue increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily due to increases of $1.4 million and $0.3 million at Playground and IRCG, respectively. The increase in revenue at Playground is primarily due to a $2.6 million sale of a parcel of land at Tremblant in March 2015.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to a $1.2 million decrease in Real Estate revenue offset by a $2.3 million decrease in Real Estate operating expenses, which decreased from $17.0 million in the three months ended March 31, 2014 to $14.7 million in the three months ended March 31, 2015. The decrease in Real Estate operating expenses was primarily due to a decrease in expenses of $1.8 million at IRCG resulting from lower sales volume and a $0.5 million decrease in operating expenses at IHM.

Real Estate Adjusted EBITDA increased in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 due to a $1.8 million increase in Real Estate revenue and a $0.1 million decrease in Real Estate operating expenses, which decreased from $44.6 million in the nine months ended March 31, 2014 to $44.5 million in the nine months ended March 31, 2015. We also recognized a $0.4 million increase in our pro rata share of EBITDA for our equity method investments in MHM and Chateau in the nine months ended March 31, 2015.

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

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$128,694	$109,478	$46,646	$(134,524)
Legacy and other non-core expenses, net	837	1,103	2,744	5,342
Other operating expenses	2,464	4,569	7,462	8,070
Depreciation and amortization	14,767	13,969	44,065	41,111
(Gain) loss on disposal of assets and impairment of real estate	(1,083)	212	(1,126)	632
Loss on remeasurement of equity method investment	—	—	1,454	—
Interest income, net	(84)	136	(172)	(1,268)
Interest expense on third party debt	11,742	11,031	33,723	42,174
Interest expense on notes payable to affiliates	—	—	—	119,858
(Earnings) loss from equity method investments	(2,452)	(6,670)	305	(3,127)
Pro rata share of Adjusted EBITDA related to equity method investments	1,386	9,327	3,337	11,410
Adjusted EBITDA attributable to noncontrolling interest	(1,420)	(2,108)	(1,160)	(1,276)
Loss on extinguishment of debt	—	—	—	35,480
Other expense (income), net	211	(373)	666	514
Income tax expense (benefit)	230	77	(2,386)	374
Income attributable to noncontrolling interest	1,099	1,514	860	860
Total Adjusted EBITDA	$156,391	$142,265	$136,418	$125,630

Liquidity and Capital Resources

Overview

Our primary goal as it relates to liquidity and capital resources is to maintain the optimal level of debt and cash to fund operations, expansions, maintenance projects and other capital investments and to ensure that we are poised for growth in our businesses. Our principal sources of liquidity are cash generated from operations, existing cash on hand and our revolving credit facility. Our principal uses of cash include the funding of working capital obligations, capital expenditures and servicing our debt.

Due to the seasonality of our business, there are significant fluctuations in our cash and liquidity throughout the year. Our cash balances are typically at their highest at the end of our third fiscal quarter, following the peak ski season, and at their lowest toward the middle of our second fiscal quarter, before the start of the ski season.

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $105.2 million and $76.6 million of cash from operating activities during the nine months ended March 31, 2015 and 2014, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

As part of the refinancing in December 2013, we entered into the Credit Agreement, which provided for a $540.0 million term loan facility ("Term Loan"), a $55.0 million senior secured first-lien line of credit facility ("LC Facility"), and a $25.0 million senior secured first-lien revolving loan facility (the "Revolver" and, together with the Term Loan and LC Facility, collectively referred to herein as the "Senior Debt"). In September 2014, pursuant to the Incremental Amendment, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Part I - Item 1, Financial Statements (unaudited), Note 10, "Blue Mountain Acquisition". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. We have the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million after giving effect to the incremental borrowing in connection with the Blue Mountain Acquisition, plus an additional amount, if any, such that, after giving effect to such additional amount, it does not exceed our total secured debt leverage ratio as required by the Credit Agreement.

As of March 31, 2015, we have available capacity of $10.1 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains customary affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the covenants of the Credit Agreement as of March 31, 2015.

On February 5, 2014, we completed our IPO and sold 3,125,000 shares of our common stock at an initial public offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $28.5 million. We used the proceeds for working capital and other general corporate purposes.

Our cash and cash equivalents balance as of March 31, 2015 was $133.7 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

On September 19, 2014, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were

$34.5 million and $36.9 million in the nine months ended March 31, 2015 and 2014, respectively, or 6.7% and 7.9% of total revenue for the respective periods.

We paid principal, interest and fees to our lenders of $35.5 million and $635.0 million in the nine months ended March 31, 2015 and 2014, respectively. The higher amount in the nine months ended March 31, 2014 was the result of refinancing our senior debt facilities. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020.

Our debt service requirements can be impacted by changing interest rates as we had $592.8 million aggregate principal amount of variable rate debt outstanding as of March 31, 2015. As of March 31, 2015, the three month LIBOR was 0.27%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.6 million.

Cash Flows for the Nine Months Ended March 31, 2015 and 2014

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Nine Months Ended March 31,
	2015	2014	$ Change
Net cash provided by (used in):
Operating activities	$105,220	$76,554	$28,666
Investing activities	(76,622)	(42,430)	(34,192)
Financing activities	50,904	9,313	41,591
Effect of exchange rate on cash	(1,819)	(1,331)	(488)
Net increase in cash and cash equivalents	$77,683	$42,106	$35,577

Operating Activities

The $28.7 million increase in cash provided by operating activities in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 was primarily related to increased income from operations and improvements in working capital.

Investing Activities

The $34.2 million increase in cash used in investing activities in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 was primarily related to the Blue Mountain Acquisition.

Financing Activities

The $41.6 million increase in cash provided by financing activities in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 was primarily related to lower principal repayments of debt in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. In the nine months ended March 31, 2015, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition. In the nine months ended March 31, 2014, the proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to us by entities managed or controlled by Fortress Investment Group, LLC, were used to refinance and extinguish existing debt under the First Lien Credit Agreement dated December 4, 2012 and the Second Lien Credit Agreement, also dated December 4, 2012.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC, on September 23, 2014, other than those discussed in Part 1 - Item 1 Financial Statements (unaudited), Note 6, “Long-Term Debt” related to our incremental $60.0 million borrowing under the Term Loan.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not engage in any material off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion above and those reflected in Item 1 - Financial Statements (unaudited), Note 11, "Commitments and Contingencies".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At March 31, 2015, we had $592.8 million of variable rate indebtedness, representing approximately 94% of our total debt outstanding, at an average interest rate for the three months ended March 31, 2015 of approximately 5.5%. As of March 31, 2015, LIBOR was 0.27%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in LIBOR would cause our annual interest payments to change by approximately $1.6 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 39% and 37% of total revenue for the nine months ended March 31, 2015 and 2014, respectively. Excluding Blue Mountain Ski Resort revenue recorded since September 19, 2014, the date of our acquisition of the remaining 50.0% equity interest in Blue Mountain Ski Resort, total Canadian dollar denominated revenue comprised 29.7% of total revenue for the nine months ended March 31, 2015. Based upon our ownership of Canadian subsidiaries as of March 31, 2015, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $19.2 million for the nine months ended March 31, 2015. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

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

Due to the nature of the activities at our mountain resorts and CMH, we are exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of our trails, lifts, helicopters and facilities. As a result, we are, from time to time subject to various lawsuits and claims in the ordinary course of business related to injuries occurring at our properties.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 23, 2014.

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

Intrawest Resorts Holdings, Inc.

Date: May 7, 2015	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 7, 2015	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Form of Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Form of Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Second Amendment to Credit Agreement	8-K	10.1	April 30, 2015
10.2	Amendment No. 5 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	8-K	10.2	April 30, 2015
10.3	First Amendment to Employment Agreement, dated January 12, 2015 by and between the Registrant and Travis Mayer*	8-K	10.1	January 13, 2015
10.4	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Thomas F. Marano*				X
10.5	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Sky Foulkes*				X
10.6	Separation Agreement and General Release, dated March 13, 2015 by and between the Registrant and Joshua B. Goldstein*				X
10.7	Senior Leadership Team Members Flexible Time Off Policy				X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

