Form 10-K
period 2015-06-30
Intrawest Resorts Holdings, Inc.
filed 2015-09-09
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $11.94 per share as reported on the New York Stock Exchange Composite Tape on December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $214,631,936.

As of September 4, 2015, 45,219,380 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended June 30, 2015.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including:

•	weakness in general economic conditions;

•	lack of adequate snowfall and unfavorable weather conditions;

•	lack of access to adequate supplies of water to make snow and otherwise conduct our operations;

•	adverse events that occur during our peak operating periods;

•	our failure to achieve the expected benefits and other risks associated with our acquisition strategy;

•	Steamboat Ski & Resort’s dependence on subsidized direct air service;

•	risks related to information technology;

•	our potential failure to maintain the integrity of our customer or employee data;

•	adverse consequences of ongoing legacy litigation or future legal claims;

•	our ability to monetize real estate assets;

•	a partial or complete loss of Alpine Helicopters Inc.’s services;

•	the effects of climate change on our business operations;

•	our ability to maintain effective internal control over financial reporting;

•	risks of foreign currency fluctuations which could reduce the U.S. dollar value of our Canadian earnings;

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

PART I

ITEM 1. BUSINESS.

Overview

We are a North American mountain resort, adventure, and real estate company, delivering distinctive vacation and travel experiences to our customers for over three decades. We wholly own six four-season mountain resorts geographically diversified across North America’s major ski regions with approximately 8,000 skiable acres and over 1,130 acres of land available for real estate development. We also operate an adventure travel business, which includes Canadian Mountain Holidays (“CMH”), a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.0 million tenured acres. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties; manage condominium hotel properties; and market and sell residential real estate.

Intrawest Resorts Holdings, Inc. is a Delaware corporation that was formed on August 30, 2013, and had not, prior to the completion of the restructuring transactions in which it acquired substantially all of the assets, liabilities and operations of Intrawest Cayman L.P. (the “Partnership”), conducted any activities other than those incident to its formation for the preparation of its initial public offering, which was consummated on February 5, 2014. The Partnership was formed on February 22, 2007 as a holding company that operated through various subsidiaries primarily engaged in the operation of mountain resorts, adventure, and real estate businesses, principally throughout North America. See Part II- Item 8, Financial Statements and Supplementary Data, Note 1, "Formation and Business" under “Restructuring”.

Unless the context suggests otherwise, references in this document to the “Company”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the restructuring transactions and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions.

We operate our business through three segments: Mountain, Adventure and Real Estate.

Mountain Segment

The Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario, of which we owned a 50.0% equity interest for all relevant periods prior to our acquisition of the remaining 50.0% equity interest in September 2014. Our Mountain segment contributed 73.2%, 68.6% and 65.6% of total segment revenue for the years ended June 30, 2015, 2014 and 2013, respectively.

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

Winter Park Resort (operating since 1939) is located in the Colorado Rocky Mountains, 67 miles west of Denver, and is one of the closest resorts to the Denver metropolitan area’s nearly 3.0 million residents. The resort, which is comprised of seven unique territories, including Winter Park Mountain, Mary Jane Mountain, Vasquez Cirque and Vasquez Ridge, is the longest operating mountain resort in Colorado. The resort offers more than 3,000 skiable acres, a maximum vertical drop of 3,060 feet, six terrain parks, and ‘‘world-class’’ mogul skiing, as described by Powder Magazine. Each summer, Winter Park transforms into a mountain biking destination, with one of the largest bike parks in the United States.

Mont Tremblant Resort (operating since 1939) is located in Quebec, Canada, within a two hour drive from the Montreal metropolitan area’s approximately 4.0 million residents and the Ottawa metropolitan area’s nearly 1.2 million residents. The resort is consistently ranked as one of the top ski resorts in Eastern North America by Ski Magazine. With 2,116 feet of vertical drop and snowmaking on over 70% of trails, Tremblant offers customers the opportunity to ski down one of the biggest vertical drops in eastern Canada. In the summer, customers can play golf on two 18-hole golf courses, mountain bike, and enjoy the pedestrian village, attractions, and outdoor concerts and events.

Blue Mountain Ski Resort (operating since 1941), of which we owned a 50.0% equity interest until our acquisition of the remaining 50.0% equity interest in September 2014, is located in Ontario, Canada, approximately 90 miles northwest of the Greater Toronto area’s approximately 6.0 million residents. With approximately 360 skiable acres and snowmaking on 93% of trails, Blue Mountain is both the largest and most popular resort in Ontario. Blue Mountain also operates a year round conference center and offers a suite of summer amenities, including an 18-hole golf course, an open-air gondola, a mountain coaster, an aerial adventure park, a mountain biking facility and a waterfront park.

Stratton Mountain Resort (operating since 1961) is located in Southern Vermont, approximately 220 miles north of New York City and approximately 150 miles northwest of Boston, whose metropolitan areas have a combined population of more than 24.5 million residents. Situated on one of the tallest peaks in New England, Stratton features a vertical drop of 2,003 feet and snowmaking on 93% of trails. Stratton’s summer amenities include 27 holes of golf, a 22-acre golf school and a sports and tennis complex. Winter and summer customers also enjoy Stratton’s pedestrian village. For the 2015/2016 ski season, Stratton is remodeling the base lodge to modernize facilities, differentiate its food and beverage offerings and add capacity for 354 additional seats.

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

Each of our resorts directly competes with other mountain resorts in its respective local and regional markets, as well as with other major destination resorts. Our individual mountain resorts primarily compete as follows:

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

Adventure Segment

The cornerstone of our Adventure segment is CMH, a leading heli-skiing adventure company in North America. CMH has been providing helicopter accessed skiing trips for the past 50 years and currently operates in the Purcell, Selkirk, Monashee and Cariboo mountains of eastern British Columbia from 11 lodges, nine of which we own. CMH’s operating area encompasses 3.0 million tenured acres of terrain granted under renewable 10 to 30 year licences from the government of British Columbia for helicopter accessed skiing, mountaineering, and hiking operations. CMH’s acreage amounts to more skiable terrain than all lift access mountain resorts in North America combined. Our Adventure segment contributed 16.6%, 20.0% and 21.8% of total segment revenue for the years ended June 30, 2015, 2014 and 2013, respectively.

The majority of CMH’s customers for the year ended June 30, 2015 were repeat customers. CMH’s client base is geographically diverse as 49% of its total customers came from North America, 43% came from Europe and 8% came from Australia, Asia and South America combined for the year ended June 30, 2015.

To support CMH’s skiing, guiding and hospitality operations, we own a modified fleet of 37 Bell helicopters and operate Alpine Aerotech L.P. ("Alpine Aerotech"), a platinum-certified Bell helicopter maintenance, repair and overhaul ("MRO") business. Alpine Aerotech is one of only 11 platinum-certified Bell helicopter MRO businesses in the world and, in addition to servicing our owned helicopters, the business caters to over 500 customers from around the world. We lease a majority of our fleet of helicopters to Alpine Helicopters Inc. ("Alpine Helicopters"), of which we own 20%, which in turn acts as the exclusive provider of helicopter services to CMH. In January 2013, we restructured the Alpine Helicopters business to comply with Canadian foreign ownership regulations governing aviation flight services in Canada. Alpine Helicopters has been offering helicopter operations from bases across western Canada for over 50 years and has long-standing relationships with the British Columbia Ministry of Forests, the Alberta Forest Service and Parks Canada. Our integrated operating model enables us to scale the business and increase customer visits with limited reliance on third party providers, which we believe differentiates us from other heli-ski operations. In addition, by utilizing the same pilots each ski season, who have an average of over 7,000 hours of experience and who possess extensive knowledge of the terrain, we believe CMH is able to provide a more consistent high quality customer experience.

To more efficiently utilize our aircraft year round, during the summer months, our U.S. subsidiary, Eagle Helicopters Inc. ("Eagle Helicopters"), which operates under the name Kachina Aviation, provides fire suppression and other helicopter services under contracts with the U.S. Forest Service ("USFS"), the Bureau of Land Management ("BLM") and various State governments. We also lease aircraft to unaffiliated third parties.

Competition

CMH directly competes with other heli-ski and snowcat operations in Canada and the United States. We believe that there are currently less than 75 heli-ski and catski operators in North America, with most heli-skiing and catskiing occurring in British Columbia due to the vast alpine wilderness and consistent annual snowfall. CMH also competes to a lesser extent with lift-accessed ski resorts in North America and other parts of the world. Additionally, our ancillary aviation businesses compete with small independent operators that are able to bid on certain government contracts that are allocated to small businesses.

Real Estate Segment

Our Real Estate segment is comprised of our real estate management, marketing and sales businesses and our real estate development activities. We manage, market and/or sell real estate through the Intrawest Resort Club Group ("IRCG") division, our vacation club business, Intrawest Hospitality Management ("IHM"), which principally manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, and Playground, our residential real estate sales and marketing business, as well as our 50.0% interest in Mammoth Hospitality Management L.L.C. ("MHM") and 57.1% economic interest in Chateau M.T. Inc. ("Chateau"). Our Real Estate segment contributed 10.2%, 11.4% and 12.6% of total segment revenue for the years ended June 30, 2015, 2014 and 2013, respectively.

We derive revenue from four core IRCG activities: selling vacation club points in Club Intrawest, an unaffiliated not-for-profit vacation club; providing financing for the purchase by consumers of vacation club points; managing Club Intrawest’s nine properties; and running a private exchange company for Club Intrawest’s members. As of June 30, 2015, Club Intrawest had over 22,000 members.

IHM, our hospitality management business, was established in 1998 and is focused on providing management services to properties owned by third parties, including the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort at Mammoth Lakes, California.

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

Prior to 2010, we were actively engaged in the development of resort real estate. In late 2009, in light of the then-existing poor economic environment for real estate, we ceased new development activities and substantially reduced our related administrative overhead. As a result of our prior development activities, we accumulated a portfolio of core development parcels surrounding the bases of our Steamboat, Winter Park, Tremblant, Stratton and Snowshoe resorts, which we believe will provide us with the ability to increase our revenue through the potential future development of this land. We currently own core entitled land surrounding the base of our resorts totaling more than 1,130 acres, much of which is located adjacent or proximate to the ski trails at our resorts, including ski-in and ski-out parcels.

Finally, we have a 57.1% economic ownership interest in Chateau, which owns a hotel and conference center in Tremblant, Quebec that is managed by Fairmont. We also have a 50.0% economic interest in MHM, which runs the hospitality and lodging operations at Mammoth Mountain in California.

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

Legacy, Non-Core and Other Items

Certain activities and assets, and the resulting expenses, gains and losses from such activities and assets, are either deemed to be non-core by our Chief Operating Decision Maker ("CODM") when they are not sufficiently related to our ongoing business, we plan to divest or wind them down or they are not reviewed by our CODM in evaluating the performance of our business. Non-core activities and assets that influenced our consolidated results during the financial periods presented but that have not been allocated to our segments include:

•	legacy real estate carrying costs and litigation;

•	divested non-core operations; and

•
remaining non-core operations, including non-core retail revenue and our equity method investments in Whistler Holdings, which we sold in December 2012, MMSA Holdings Inc. and Mammoth Resorts LLC (collectively referred to herein as the "Mammoth family of resorts").

We disposed of legacy real estate assets and non-core operations during the years ended June 30, 2015, 2014 and 2013. In addition, we recognized losses of zero, $0.6 million and $1.1 million from impairments to the carrying value of our legacy real estate portfolio during the years ended June 30, 2015, 2014 and 2013, respectively. We have divested all of our legacy real estate as of June 30, 2015.

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

We incur additional costs that we do not allocate to our segments because they relate to items that management does not believe are representative of the underlying performance of our ongoing operations. These items include, but are not limited to, non-cash compensation and restructuring costs.

Seasonality

Our business is seasonal in nature. Although our resorts are four-season businesses, we generate the highest revenue between our second and third fiscal quarters, which includes the peak ski season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. During our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. See Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Factors Affecting our Business—Seasonality and Fluctuations in Quarterly Results".

In an effort to partially counterbalance the concentration of revenue in the winter months, we offer non-ski season attractions at our mountain resorts during the summer months, such as lift accessed sightseeing, mountain biking, guided hiking, alpine roller coasters and other recreational activities. We also operate golf courses at Stratton, Tremblant, Snowshoe and Blue Mountain. These activities help attract destination conference and group business to our mountain resorts. Similarly, CMH offers helicopter accessed hiking and moutaineering adventures during the summer months.

During seasonally slow times, we control operating costs by reducing operating hours and, in the case of CMH, closing a majority of our lodges. We also lease out a number of the helicopters from our aviation business for fire suppression activities. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

The following table contains selected unaudited segment information for each quarter in the years ended June 30, 2015 and June 30, 2014 (in thousands):

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Mountain revenue	$36,869	$258,092	$94,655	$36,313
Adventure revenue	19,362	44,579	10,244	22,614
Real Estate revenue	11,416	17,635	15,152	15,071
Total segment revenue	$67,647	$320,306	$120,051	$73,998

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Mountain revenue	$26,540	$215,084	$75,948	$33,291
Adventure revenue	17,661	50,376	11,444	22,589
Real Estate revenue	12,482	18,876	13,922	13,250
Total segment revenue	$56,683	$284,336	$101,314	$69,130

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Mountain Adjusted EBITDA	$(25,222)	$135,721	$2,467	$(23,994)
Adventure Adjusted EBITDA	538	15,449	(4,817)	2,135
Real Estate Adjusted EBITDA	966	5,221	2,489	1,747
Total Adjusted EBITDA	$(23,718)	$156,391	$139	$(20,112)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Mountain Adjusted EBITDA	$(24,610)	$119,173	$3,001	$(22,147)
Adventure Adjusted EBITDA	(1,625)	18,815	(4,288)	3,656
Real Estate Adjusted EBITDA	1,799	4,277	1,666	1,477
Total Adjusted EBITDA	$(24,436)	$142,265	$379	$(17,014)

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

Steamboat operates under a SUP for the use of 3,740 acres that expires on June 30, 2047. Steamboat also operates on 245 acres that it owns, essentially comprising the lower portion of the ski mountain. Winter Park operates under a SUP for the use of approximately 7,630 acres that expires on December 31, 2017. We anticipate requesting and receiving a new SUP for each resort prior to the expiration date identified above. We are not aware of the USFS refusing to issue a new SUP to replace an expiring SUP for a ski resort in operation at the time of expiration.

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

National Forest Plans

Operational and development activities on National Forest lands at Steamboat are subject to the additional regulatory and planning requirements set forth in the 1996 Revision of the Routt National Forest Land and Resource Management Plan. Operational and development activities on National Forest lands at Winter Park are subject to the additional regulatory and planning requirements set forth in the 1997 Revision of the Land and Resource Management Plan for Arapaho/Roosevelt National Forest. When approving our application for development, area expansion and other activities on National Forest lands, the USFS must adhere to the applicable Forest Plan. Any such decision may be subject to judicial review in federal court if a party, with standing, challenges a USFS decision that applies the requirements of a Forest Plan.

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

USTs

The federal Solid Waste Disposal Act provides authority to the U.S. Environmental Protection Agency (“EPA”) to regulate underground storage tanks (“USTs”). USTs are present at Steamboat, Winter Park and Stratton and assist in storing fuel for base and mountain operations. In some states, if approved by the EPA, the state UST program will take precedence over the federal regulations.

Canada

Tremblant

Our operations at Tremblant are subject to a variety of federal, provincial and local laws, including environmental laws and health and safety regulations. Our ski operations are also subject to provincial regulations pertaining to the safety of our lifts and of individuals using our facilities at Tremblant for downhill activities. In addition, our operations at Tremblant are subject to the Province of Quebec’s labor code. At Tremblant, there is one UST and it is regulated by the Ministry of Sustainable Development, Environment, Wildlife and Parks.

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

Blue Mountain

Blue Mountain operates under a variety of federal, provincial, and municipal laws and regulations. Land use development is regulated by Grey County and the Town of the Blue Mountains through their respective Official Plan and Zoning By-laws. Furthermore, development activities located along the Niagara Escarpment are regulated by the Niagara Escarpment Commission through the Niagara Escarpment Plan. In terms of environmental laws and regulations, the primary government ministries and agencies regulating Blue Mountain operations include the Ministry of the Environment, Ministry of Natural Resources, and local area conservation authorities, including Grey Sauble Conservation Authority and Nottawasaga Valley Conservation Authority. In terms of health and safety, Blue Mountain is regulated by the Ontario Ministry of Labour and the Workplace Safety and Insurance Board.

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

CMH

CMH operates on land tenures issued by the Province of British Columbia in extensive areas inside and outside parks and protected areas. Pursuant to British Columbia’s Land Act, tenures are issued by the Ministry of Forests, Lands and Natural Resource Operations as Licences of Occupation or Leases outside park and protected areas, on lands designated as vacant Crown land. Pursuant to British Columbia’s Park Act, tenures are issued, in the form of permits, by the same ministry.

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

Currently, CMH is the only helicopter accessed ski and hiking operator operating within its tenured land, although the province has the legal right to issue additional tenures for the same use. The land management environment in British Columbia is such that the tenured operating areas for CMH can and do overlap with a range of other activities, such as forest management, mining and mineral exploration, and public recreation.

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

Employees

Given the seasonal nature of our business, the number of people that we employ varies considerably throughout the fiscal year. We employ significantly more people during the peak ski season than during the summer season. During the peak 2014/2015 ski season, we had approximately 11,400 employees, approximately 2,900 of whom were employed on a full-time basis. As of June 30, 2015, we had approximately 5,400 employees, approximately 2,900 of whom were employed on a full-time basis.

As of June 30, 2015, approximately 200 of Tremblant’s year-round employees and the majority of its additional seasonal employees are members of the union Le Syndicat Des Travailleurs(euses) de La Station du Mont Tremblant (CSN). The current contract with the union expires on October 31, 2015. In addition, approximately 70 ski patrol employees at Steamboat are members of the Communication Workers of America / Steamboat Professional Ski Patrol Association. In December 2014, the parties approved a new contract with the union, which expired on September 1, 2015. We are currently negotiating a new contract with the union and do not believe it will have a significant impact on our operations at Steamboat during the upcoming 2015/2016 ski season. Other than as noted above, none of our employees are covered by a collective bargaining agreement.

We consider our relations with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Part II- Item 8, Financial Statements and Supplementary Data, Note 20, "Segment Information".

Corporate Information

Our website can be accessed at http://www.intrawest.com. The website contains information about us and our operations. Our principal executive offices are located at 1621 18th Street, Suite 300, Denver, Colorado 80202. Our telephone number is (303) 749-8200. The information posted on or accessible through our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, amendments, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on the investor relations section of our website at http://ir.intrawest.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on or accessible through our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

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

The ability to attract winter customers to mountain resorts is influenced by adequate snowfall and weather conditions. Warm weather may result in rain, snow melt and inadequate natural snowfall and may render snowmaking wholly or partially ineffective in maintaining skiing conditions. For example, the North American 2011/2012 ski season was marked by some of the lowest natural snowfall amounts in 20 years and we experienced a decline in skier visits during the 2011/2012 ski season compared to prior and subsequent years. Conversely, extreme weather conditions may adversely affect the customer experience or result in lift closures and may also make it difficult for customers to access mountain resorts. The early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall ski season, including pre-season sales of season passes and frequency pass products at our mountain resorts. Although helicopter accessed skiing is less susceptible to customer fluctuations due to weather conditions than our mountain resorts, as most helicopter accessed skiing customers book their visits significantly in advance of the ski season, CMH remains susceptible to risks related to inclement weather because we provide customers with credits, which may be used during future seasons, if weather conditions prevent customers from reaching the guaranteed amount of vertical feet of skiing. As a result, inclement weather at our CMH sites during any given ski season may materially adversely affect our CMH results of operations. In addition, unseasonable weather or rain can adversely affect summer visits to our mountain resorts and helicopter accessed hiking sites.

Additionally, there is a growing political and scientific consensus that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effects of climate change, including any impact of global warming, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Our business is highly seasonal and the occurrence of adverse events during our peak periods could have a material adverse effect on our results of operations and cash flows.

Although we operate four-season resorts, we generate the vast majority of our revenue during our third fiscal quarter, which is the peak ski season, followed by the second fiscal quarter. As a result of the seasonality of our business, many of our mountain resorts and CMH typically experience operating losses during the first and fourth fiscal quarters of each fiscal year. In addition, throughout our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Furthermore, we sell a significant portion of our season pass products, pre-sold destination packages and CMH trips during our first fiscal quarter and the first month of our second fiscal quarter. The seasonality of our revenue and our dependence on peak operating and selling periods increases the impact of certain events on our results of operations. The occurrence of any of the other risk factors discussed herein during these peak operating or selling periods could have a disproportionate and material adverse effect on our results of operations and cash flows.

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

There is a risk of accidents occurring at our mountain resorts or competing mountain resorts which may reduce visitation and negatively impact our operations.

Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company and the industry, the quality and safety of our resorts, services and activities, including summer activities, and our corporate and management integrity. While we maintain and promote an on-mountain safety program, there are inherent risks associated with our resort activities. An accident or injury at any of our resorts or at resorts operated by our competitors, particularly an accident or injury involving the safety of guests and employees that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce visitation at our resorts, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations in a fiscal year.

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

We manage a significant portion of the lodging rooms available at our resorts and manage rental properties through our Real Estate segment. We cannot require individuals who purchased condominiums in our U.S. developments to use our rental management services and, in recent years, third-party services that assist condominium owners in leasing their units without our involvement have become more prevalent. As a result, we have experienced a decline in the number of condominium owners using our rental management services.

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

We do not own all of the land on which we conduct our operations. Certain of our mountain resorts and CMH operate on federal or Crown land or land owned by other governmental entities pursuant to the terms of governmental permits, leases or other agreements. In many cases, the permits, leases or other agreements give the applicable agency, including the USFS, the right to review and comment on the construction of improvements in the applicable area and on certain other operational matters. Certain permits, leases or other agreements may also be terminated or modified by the applicable agency for specific reasons or in the event we fail to perform our obligations under the applicable permits, leases or other agreements. In addition, the permits, leases or other agreements may not be renewed. A termination or modification of any of our permits, leases or other agreements could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Finally, British Columbia may issue additional permits or licences to third parties related to the land on which CMH operates, and such additional permits and licences may deteriorate the heli-skiing experience at CMH and increase competition.

Our operations are subject to extensive laws, rules, regulations and policies administered by various federal, state, provincial and other governmental authorities.

Our operations are subject to a variety of federal, state, provincial and local laws and regulations, including those relating to lift operations, emissions to the air, discharges to water, storage, treatment and disposal of fuel, water and waste, land use, remediation of contaminated sites and protection of the environment, natural resources and wildlife. We are also subject to worker health and safety laws and regulations. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies and we may be required to undertake certain remediation activities, including in connection with the onsite use and storage of chemicals and petroleum products that may result in spills or releases. Although to date the costs associated with remediation activities have been immaterial, we may be required to incur material remediation costs in the future. Our efforts to comply with applicable laws and regulations do not eliminate the risk that we may be held liable for breaches of these laws and regulations, which may result in fines and penalties or subject us to claims for damages. Liability for any fines, penalties, damages or remediation costs, or changes in applicable laws or regulations, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We are dependent on significant infrastructure and our business and growth plans are capital intensive.

We must regularly expend capital to construct, maintain and renovate our properties in order to remain competitive, maintain the safety, value and brand standards of our properties and comply with applicable laws and regulations. Our infrastructure and equipment, including lifts and helicopters, are costly to maintain, repair and replace and are susceptible to unscheduled maintenance. Much of our infrastructure and equipment will eventually need to be replaced or significantly repaired or modernized, which could result in interruptions to our business. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to forces beyond our control. In certain cases, the cost of infrastructure or equipment repair or replacement may not be justified by the revenue at the applicable property. As a result, we may close a property, or reduce its offerings, if we determine that it is not cost efficient to replace, maintain or repair our infrastructure and equipment at the property.

We also plan to grow through investments in our revenue-generating infrastructure and acquisitions. We cannot be certain that we will have enough capital or that we will be able to raise capital by issuing equity or debt securities or through other financing methods on reasonable terms, if at all, to execute our business plan. A lack of available funds for capital expenditures could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

Our future acquisitions or other growth opportunities may not be successful.

We evaluate acquisition opportunities both domestically and internationally where the opportunity would provide a strategic fit within our existing portfolio of businesses and we may actively pursue such opportunities from time to time, some of which could be significant. In addition, we intend to evaluate “capital light” opportunities such as managing third-party resort assets and entering into real estate development partnerships. We cannot predict whether we will realize all of the anticipated benefits and synergies from businesses we acquire. We may also underestimate the resources and costs required to integrate acquired operations and we may be unable to predict the impact any acquisition will have on our future results of operations. The integration process is inherently unpredictable and subject to delay and unexpected costs.

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

We are subject to compliance with PCI DSS, an information security standard for organizations that handle cardholder information from major debit and credit card companies. Currently, we are generally compliant within our applicable PCI DSS merchant level and its requisite criteria; however, our level and the requisite criteria are subject to change. We continue to take steps to improve our PCI DSS compliance, but our efforts may result in significant expenses and  failure to fully comply with PCI DSS may subject us to fines, penalties and civil liability, and other potential enforcement actions, and may result in the loss of our ability to accept debit and credit card payments or prohibit us from processing transactions through American Express, MasterCard, VISA and other card and payment networks. Even if we are compliant with PCI DSS or other applicable standards, we still may not be able to prevent security breaches involving customer transaction data, though we have taken steps to diminish this risk.

Failure to maintain the integrity of customer or employee data or to use data improperly could result in damage to our reputation and subject us to fines, penalties and civil liability.

We collect and store personally identifiable information from customers and employees in the course of doing business and use it for a variety of business purposes, including marketing to our customers through various forms of media. State, provincial and federal governments have enacted laws and regulations to protect consumers and employees against unwanted communications and  identity theft, including laws governing treatment of personally identifiable information. The regulatory environment and increased threats to the data we store has increased our costs of doing business. Additionally, the regulatory environment, as well as the requirements imposed on us by the payment card industry, governing information, security and privacy laws are increasingly demanding and continue to evolve and, on occasion, may be inconsistent from one jurisdiction to another. Any failure on our part to implement appropriate safeguards or to detect and provide prompt notice of breaches or unauthorized access as required by applicable laws, or failure on our part to comply with applicable laws regarding consent to consumer communications could result in damage to our reputation, early termination of our contracts, litigation or regulatory investigations, or subject us to fines, penalties and civil liabilities. If we are required to pay any significant amounts in satisfaction of claims under these laws, or if we are forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of our brands could have an adverse impact on our business.

A negative public image or other adverse events could affect the reputation of one or more of our mountain resorts and other businesses or more generally impact the reputation of our company. If the reputation or perceived quality of our brands declines, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected. The unauthorized use of our trademarks could also diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business. In addition, a negative public image or other adverse event occurring in an industry where we operate or a related industry may harm our reputation even if such image or event does not directly relate to our brands or business.

We are subject to risks related to currency fluctuations.

We present our financial statements in United States dollars ("USD"). Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses are transacted in Canadian dollars. During fiscal 2015, total Canadian dollar denominated revenue comprised approximately 41% of our total revenue and 41% of our total operating expenses. Excluding Blue Mountain Ski Resort results recorded since September 19, 2014, the date of our acquisition of the remaining 50.0% equity interest in Blue Mountain Ski Resort, total Canadian dollar denominated revenue comprised approximately 31% of our total revenue and 32% of our total operating expenses. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into United States dollars. See Part II-Item 7A., Quantitative and Qualitative Discussion About Market Risk, "Foreign Currency Fluctuations".

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

In addition, we are a defendant in lawsuits related to our pre-2010 legacy real estate development and sales activities, including claims related to alleged construction defects and alleged violations of state and federal laws that require providing purchasers with certain mandated disclosures. Any such claims, regardless of merit, are time consuming and expensive to defend and could divert management’s attention and resources and may materially adversely affect our reputation, even if resolved in our favor. Accordingly, the outcome or existence of current or future litigation may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

We are subject to various federal, state and provincial laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. Changes to any of these laws could significantly impact our labor costs. Our operations in Canada are also subject to laws that may require us to make severance or other payments to employees upon their termination.

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

We may be requested to contribute capital to entities in which we own a minority interest, which would reduce our liquidity or dilute our ownership interest.

We own non-controlling interests in several entities, as well as a controlling 20% interest in Alpine Helicopters. From time to time we may need to contribute capital to one or more of these entities to preserve the value of our investment or for other reasons. For example, in fiscal 2015, we contributed $3.3 million to the Mammoth family of resorts and may make additional contributions in fiscal 2016. In addition, from time to time we contribute funds to legacy development partnerships to defend claims against those entities to avoid having default judgments entered which could then potentially be asserted against us. These contributions reduce our cash available for operations and growth initiatives.

Our real estate development strategy may not be successful.

Our real estate development activities are focused on designing strategies for the development of the land surrounding the base areas of our mountain resorts. Prior to 2010, we were actively engaged in the development of residential real estate, primarily in the United States and Canada. Since 2010, our real estate development activities have been limited to the preservation of core development parcels located at our resorts and, more recently, designing strategies for the future development of this land. Our ability to implement any of these strategies and realize the anticipated benefits of future real estate development projects is subject to a number of risks, including:

•	lack of improvement, or deterioration, in real estate markets;

•	difficulty in selling units or the ability of buyers to obtain necessary funds to close on units;

•	escalation in construction costs due to price increases in commodities, unforeseen conditions, cost of insurance, inadequate designs or other causes;

•	work stoppages and inadequate internal resources to manage projects;

•	shortages in building materials;

•	difficulty in financing real estate development projects; and

•	difficulty in receiving necessary regulatory approvals.

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

CMH is dependent on Alpine Helicopters.

In January 2013, we restructured our Alpine Helicopters business to comply with Canadian foreign ownership regulations governing aviation flight services in Canada. The restructuring involved the formation of a new flight services company, Alpine Helicopters. Alpine Helicopters is a variable interest entity for which the Company is the primary beneficiary and is consolidated in the consolidated financial statements. We own a 20% equity interest in Alpine Helicopters and the remaining 80% equity interest is held in trust for the benefit of the management and employees of Alpine Helicopters, including the pilots and crew members that support our helicopter operations, and is reflected as a non-controlling interest in the consolidated financial statements.

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

We have underfunded pension obligations.

As of June 30, 2015, we had underfunded pension plan liabilities in frozen pension plans in the amount of $33.2 million. Significant changes in the market values of the investments held to fund the pension obligations or a change in the discount rate used to measure these pension obligations may result in a significant increase or decrease in the valuation of these pension obligations, and these changes may affect the net periodic pension cost in the year the change is made and in subsequent years. We may not generate sufficient cash flow to satisfy these obligations. Any inability to satisfy these pension obligations could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We may not be able to fully utilize our net operating loss carryforwards.

We have recorded a full valuation allowance against these net operating loss carryforwards because we believe that uncertainty exists with respect to the future realization of the loss carryforwards. Additionally, the amount of the loss carryforwards that will be available in future periods could change in the event of adjustments related to audits by the relevant tax authorities for open years. A portion of these loss carryforwards has been reduced as a result of the Restructuring. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining loss carryforwards before they expire.

In addition, Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an “ownership change” to utilize its net operating losses and certain other tax attributes existing as of the date of such ownership change. Under these rules, such an ownership change is generally an increase in ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, of more than 50% of a company’s stock, directly or indirectly, within a rolling three-year period. If we undergo one or more ownership changes within the meaning of Section 382 of the Code, or if one has already occurred, our net operating losses and certain other tax attributes existing as of the date of each ownership change may be unavailable, in whole or in part, to offset our income and/or reduce or defer our future taxable income associated with our operations, which could have a negative effect on our financial results. While we believe that we have not undergone such an ownership change as of the date hereof, because such an event is outside of our control, no assurance can be given that an ownership change has not already occurred or that future transactions will not result in an ownership change. Any future offerings of equity securities by us or sales of common stock by entities managed or controlled by Fortress Investment Group, LLC (collectively “Fortress”) would increase the likelihood that we undergo an “ownership change” within the meaning of Section 382 of the Code. If an ownership change occurs, the annual utilization of our net operating loss carryforwards and certain other tax attributes may be materially and adversely affected. Our ability to raise future capital by issuing common stock without causing an ownership change may be materially limited.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Commencing with this Annual Report on Form 10-K, we are required, under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we fail to fully implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Fortress may not always coincide with our interests or the interests of our other stockholders. Also, Fortress may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership and the ability of Fortress to appoint up to a majority of the members of our board of directors, plus two directors, may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

Because we are a holding company, our ability to pay cash dividends on our common stock will depend on the receipt of dividends or other distributions from our subsidiaries. Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Until such time that we pay a dividend, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

•
that action by our stockholders outside a meeting may only occur by unanimous written consent; provided, however, that for so long as Fortress beneficially owns, directly or indirectly, at least 20% of our issued and outstanding common stock, our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•
that our board of directors has the authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. Nothing in our restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by Fortress, our management or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and the ability to realize any potential change of control premium.

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

Under our restated certificate of incorporation, if Fortress or any of its officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to offer such corporate opportunity to us, our stockholders or affiliates. In addition, we have renounced any interest or expectancy in, or in being offered an opportunity to participate in, such corporate opportunities and, in the event that any of our directors and officers who is also a director, officer or employee of Fortress, acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acted in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duty and is not liable to us if Fortress pursues or acquires such corporate opportunity or if such person did not present the corporate opportunity to us.

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

Pursuant to our restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders;

•	any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware; or

•	any action asserting a claim governed by the internal affairs doctrine,

in each such case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants. In the event that the Court of Chancery lacks jurisdiction over any such action or proceeding, our restated certificate of incorporation provides that the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware. Our restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Our Indebtedness

Our credit agreement contains, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Our credit agreement contains, and documents governing our future indebtedness may contain, numerous covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, pay dividends and make other distributions and restricted payments, make certain loans, acquisitions and other investments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our subordinated indebtedness and create liens. Our credit agreement also requires, and documents governing our future indebtedness may require, us or our subsidiaries to meet certain financial ratios and tests in order to incur certain additional debt, make certain loans, acquisitions or other investments, or pay dividends or make other distributions or restricted payments. Our ability and the ability of our subsidiaries to comply with these and other provisions of our debt agreements are dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any of these financial ratios and tests could result in an event of default under the applicable debt agreement, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. In addition, variable rate indebtedness, which represents approximately 99% of our total outstanding debt, subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our growth strategy, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are significantly leveraged, which could have important consequences, including the following:

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

As of September 4, 2015 there were 45,219,380 shares of our common stock outstanding. All of our issued and outstanding shares are freely tradable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”). Approximately 27,038,250 shares, or 60.0% of our outstanding shares, are held by affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table summarizes our principal properties. We also own additional parcels of real estate at certain of these properties.

Location		Owned		Permit/Leased
Denver Colorado, United States			●	Office space (corporate head office)
Steamboat Colorado, United States	●	272 acres, including resort operations and undeveloped land	●	3,740 acres, including skiable terrain, rental/retail outlets and undeveloped land (1)
Winter Park Colorado, United States	●	76 acres, including undeveloped land and rental/retail outlets	●	7,630 acres, including skiable terrain, rental/retail outlets and undeveloped land (1)(2)
Tremblant Quebec, Canada	●	1,400 acres, including resort operations, skiable terrain, rental/retail outlets, village areas and two golf courses	●	5,000 acres, including skiable terrain and undeveloped land (3)
Blue Mountain Ontario, Canada	●	633 acres, including resort operations, skiable terrain, rental/retail outlets and one golf course	●	320 acres, including skiable terrain, retail space and a pumphouse (4)
Stratton Vermont, United States	●	3,700 acres, including resort operations, skiable terrain, rental/retail outlets and undeveloped land
Snowshoe West Virginia, United States	●	11,000 acres, including resort operations, skiable terrain, rental/retail outlets and undeveloped land
Columbia Mountains British Columbia, Canada			●	3.0 million acres of terrain for helicopter accessed skiing, mountaineering and hiking operations (5)

(1)    See Part I- Item 1, Business, "Government Regulation and Environmental, Health and Safety--United States--Steamboat and Winter Park"
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

Tremblant Operations

A portion of Tremblant’s lifts and trails, and some of its buildings, are located on land leased to our subsidiary, Mont Tremblant Resorts and Company, LP (“Tremblant LP”), by the Province of Quebec under a ski area agreement that expires in 2051 (the “Ski Area Agreement”). Pursuant to the Ski Area Agreement, Tremblant LP paid a nominal lease payment in fiscal year 2015. These payments may be adjusted annually for changes in the Consumer Price Index. The Ski Area Agreement contains ongoing covenants on the part of Tremblant LP, including that Tremblant LP comply with all applicable laws. Pursuant to the Ski Area Agreement, Tremblant LP has also agreed to indemnify the provincial government from third-party claims arising out of Tremblant LP’s operations under the Ski Area Agreement. The Ski Area Agreement may be amended by mutual agreement between Tremblant LP and the provincial government to change the applicable ski area or permitted uses. Tremblant LP must submit to the provincial government for those areas under lease a capital investment program each year as well as a master development plan every five years.

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

CMH Operations

CMH’s skiing and hiking operations occur on Crown land that is owned by the Government of the Province of British Columbia. As a result, each of CMH’s 11 operating areas has a series of land tenures, which are legal contractual documents between CMH and the government, issued under either British Columbia’s Land Act or Park Act. Licences of Occupation are the most common form of tenure held by CMH for its operating areas outside provincial parks or protected areas and for its ancillary facilities (such as radio repeaters and remote fuel caches). Licences of Occupation are issued under the Land Act, are normally 30 years in length and are renewable at mid-term. Pursuant to the Licences of Occupation, CMH pays a land rental amount on a per skier-day basis. CMH’s Licences of Occupation are non-exclusive and contain provisions whereby they can be amended or revoked by the Province for non-compliance or where the Province requires the land for what it deems to be a “higher and better use.” In CMH’s existence, the Province has not exercised this right. In some cases, a portion of a CMH operating area lies inside a provincial park or protected area. In those cases, CMH also holds a required Park Use Permit issued under the Park Act. Park Use Permits are normally issued for 10-year terms, are renewable at mid-term and are non-exclusive. CMH also holds a small number of other forms of Land Act tenures, such as leases and rights-of-way for 30 or more years.

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

Due to the nature of the activities at our mountain resorts and CMH, we are exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of our trails, lifts, helicopters and facilities. As a result, we are, from time to time, subject to various lawsuits and claims in the ordinary course of business related to injuries occurring at our properties.

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

We believe that we have adequate insurance coverage or have adequately accrued for loss contingencies for all material matters in which we believe a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims against us cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows. However, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may affect our reputation, even if resolved in our favor.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "SNOW" since January 31, 2014. Prior to that time, there was no public market for our stock. As of September 4, 2015, the closing price of our common stock was $8.64 per share as reported on the NYSE. The following table sets forth, for the indicated periods, the high and low sales prices per share for our common stock on the NYSE.

	High	Low
Year ended June 30, 2015
First Quarter	$12.00	$9.53
Second Quarter	$12.14	$8.86
Third Quarter	$12.15	$8.25
Fourth Quarter	$12.75	$8.59

Year ended June 30, 2014
Third Quarter (Since January 31, 2014)	$14.67	$10.80
Fourth Quarter	$12.95	$10.12

Holders of Record

As of September 4, 2015, there were 5 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

The following graph shows a comparison from January 31, 2014 (the date our common stock commenced trading on the NYSE) through June 30, 2015 of the cumulative total return for our common stock, the Russell 2000 Index and the Dow Jones U.S. Travel and Leisure Index ("DJ US Travel & Leisure Index"). The graph assumes that $100 was invested at the market close on January 31, 2014 in the common stock of the Company, the Russell 2000 Index and the DJ US Travel & Leisure Index and the data for the comparative indices assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicativeof future stock price performance.

Comparison of Cumulative Total Return
$120
$110
$100
$90
$80
$70
Jan-14
Apr-14
Jul-14
Oct-14
Jan-15
Apr-15
SNOW
DJ U.S. Travel & Leisure
Russell 2000

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information below is presented in thousands except per share data, Skier Visits, Mountain Segment Revenue Per Visit, and ETP.

	Year Ended June 30,
	2015	2014	2013	2012
	(dollars in thousands except per share data)
Statement of Operations Data:
Revenue:
Mountain
Lift	$182,286	$151,490	$146,194	$133,287
Lodging	57,814	42,294	41,982	39,380
Ski School	33,086	28,943	27,042	24,669
Retail and Rental	56,125	45,214	44,385	40,208
Food and Beverage	56,726	46,335	43,711	38,464
Other	39,892	36,587	35,186	34,024
Total Mountain revenue	425,929	350,863	338,500	310,032
Adventure	96,799	102,070	112,556	105,929
Real estate	59,274	58,530	64,726	61,439
Total segment revenue	582,002	511,463	515,782	477,400
Legacy, non-core, and other (1)	5,587	13,790	7,056	31,747
Total revenue	587,589	525,253	522,838	509,147
Operating expenses	492,917	452,202	446,274	449,620
Depreciation and amortization	59,076	55,413	59,582	57,655
(Gain) loss on disposal of assets	(2,280)	267	12,448	9,443
Impairment of real estate and long-lived assets	—	871	1,195	8,919
Goodwill impairment	—	—	—	3,575
Loss on remeasurement of equity method investment	1,454	—	—	—
Income (loss) from operations	36,422	16,500	3,339	(20,065)
Interest income	4,185	4,728	6,630	7,467
Interest expense on third party debt	(43,891)	(53,004)	(99,629)	(136,344)
Interest expense on notes payable to affiliates	—	(119,858)	(236,598)	(195,842)
(Loss) earnings from equity method investments	(3,810)	(271)	(5,147)	538
Gain on disposal of equity method investments (2)	—	—	18,923	—
Loss on extinguishment of debt	(676)	(35,480)	(11,152)	—
Other income (expense), net (3)	(1,231)	(986)	1,824	1,021
Loss from operations before income taxes	(9,001)	(188,371)	(321,810)	(343,225)
Income tax (benefit) expense	(3,902)	677	(23,616)	(5,836)
Net loss	(5,099)	(189,048)	(298,194)	(337,389)
Income (loss) attributable to noncontrolling interest	1,821	369	(757)	—
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(6,920)	$(189,417)	$(297,437)	$(337,389)
Weighted average shares of common stock outstanding:
Basic and diluted	45,099	43,132	41,882	41,882

Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted loss per share	$(0.15)	$(4.39)	$(7.10)	$(8.06)

Key Business Metrics Evaluated by Management:

Skier Visits (4)	4,192,492	3,412,141	3,146,119	2,758,970
Mountain Segment Revenue Per Visit (5)	$86.03	$87.27	$90.88	$93.53
ETP (6)	$42.21	$43.03	$44.84	$46.57

Balance Sheet Data:
Cash and cash equivalents	$90,580	$56,020	$59,775	$46,908
Real estate held for development	$143,036	$152,949	$164,916	$193,806

Total assets	$1,094,995	$1,096,045	$1,104,086	$1,338,428
Third party long-term debt (including current portion) (7)	$612,943	$560,034	$568,957	$732,439
Notes payable to affiliates (including current portion)	$—	$—	$1,356,604	$1,105,900
Total long-term debt (including current portion)	$612,943	$560,034	$1,925,561	$1,838,339

(1)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, divested non-core operations, and non-core retail revenue.

(2)	In December 2012, we sold our investment in Whistler Holdings and recorded a $17.9 million gain related to this disposition.

(3)
Other income (expense), net, primarily includes gains or losses on currency rate fluctuations and other non-operating expenses that management does not believe are representative of the underlying performance of our ongoing operations.

(4)
A Skier Visit represents an individual’s use of a paid or complimentary ticket, frequency product or season pass to ski or snowboard at our Steamboat, Winter Park, Tremblant, Stratton, Snowshoe and Blue Mountain resorts for any part of one day.

(5)	Mountain Segment Revenue Per Visit is defined as total Mountain revenue recorded during the ski season from November 1st to April 30th divided by total Skier Visits during such period.

(6)	ETP ("effective ticket price") is calculated by dividing lift revenue from November 1st to April 30th by total Skier Visits.

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

Overview

We are a North American mountain resort, adventure, and real estate company, delivering distinctive vacation and travel experiences to our customers for over three decades. We wholly own six four-season mountain resorts with approximately 8,000 skiable acres and over 1,130 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains and Canada. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports, including: New York City, Boston, Washington D.C., Denver, Pittsburgh, Montreal and Toronto. We also operate an adventure travel business, which includes CMH, a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.0 million tenured acres. Additionally, we operate a comprehensive real estate business through which we manage, market and sell vacation club properties, manage condominium hotel properties, and sell and market residential real estate.

Our three segments are as follows:

•
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat, Winter Park, Tremblant, Stratton, Snowshoe and Blue Mountain. Our Mountain segment included our 50.0% equity interest in Blue Mountain prior to our acquisition of the remaining 50.0% equity interest in Blue Mountain on September 19, 2014.

•
Adventure: Our Adventure segment is comprised of CMH, which provides helicopter accessed skiing, mountaineering and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing, and helicopter MRO services to third parties.

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes IRCG, our vacation club business, IHM, which manages condominium hotel properties, Playground, our residential real estate sales and marketing business, as well as our 50.0% interest in MHM and 57.1% economic interest in Chateau.

In addition to our segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Revision of Previously Issued Financial Statements

In the third quarter of fiscal year 2015, we identified errors primarily related to accounting for initiation fees associated with the sale of memberships in a private club. The errors impacted prior reporting periods, starting in fiscal year 2003. We assessed the cumulative impact of these errors on each period impacted under the guidance of FASB Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No.99, Materiality, and have determined that the impact of the errors was not material, both individually and in the aggregate, to any previously issued financial statements. We elected to revise our previously issued financial statements to facilitate comparisons across periods. In addition, we corrected other immaterial previously out-of-period adjustments to reflect those items in the periods in which the transactions originated.

The following is a description of the nature of the errors:

•
The Company incorrectly recognized revenue on initiation fees related to memberships in a private club. The revenue should have been recognized over the expected useful life of the private club at one of its resorts.The impact of this error was a decrease in revenue of $0.4 million and $0.5 million for the years ended June 30, 2014 and 2013, respectively, and an increase in deferred revenue of $3.1 million for the year ended June 30, 2014.

•
We did not properly record the present value of our future liability for initiation fee refunds related to memberships in a private club. The impact of this error was an increase to other long-term liabilities of $5.5 million for the year ended June 30, 2014 and a corresponding increase in interest expense of $0.6 million and $0.5 million for the years ended June 30, 2014 and 2013, respectively.

•
We also corrected other immaterial errors including (i) timing of certain helicopter depreciation expense, (ii) amortization of deferred losses related to a terminated interest rate hedge, (iii) classification of discounts and complimentary usage on heli-skiing trips, and (iv) timing of expenses associated with a self-insurance liability.

Recent Transactions

Blue Mountain Acquisition

On September 19, 2014 (the "Acquisition Date"), we acquired the remaining 50.0% equity interest in Blue Mountain that we did not already own from Blue Mountain Resorts Holdings Inc. ("Blue Mountain Holdings") for a purchase price of CAD $61.4 million, or approximately $54.8 million USD based on prevailing exchange rates on the Acquisition Date, in a privately negotiated transaction ("Blue Mountain Acquisition"). In connection with the Blue Mountain Acquisition, the shareholders’ agreement between us and Blue Mountain Holdings was terminated. The purchase price, along with fees and expenses incurred in connection with the transaction, were financed through an Incremental Amendment, dated as of September 19, 2014 (the "Incremental Amendment"), to our credit agreement dated as of December 9, 2013 (the "Credit Agreement") and existing cash. The Incremental Amendment has the same economic and other terms as the original term loan facility under the Credit Agreement.

Amendments to Credit Agreement

On April 29, 2015, we and certain of our subsidiaries that guarantee our senior debt executed the second amendment (the “Second Amendment”) to our existing Credit Agreement. The Second Amendment adjusted our Term Loan to reduce the applicable margin for borrowings under the Term Loan from 4.50% to 3.75% for adjusted LIBOR loans.

In addition to the re-pricing of the applicable margin, the terms of the Second Amendment also provide a twelve month “soft call” protection for lenders at a price of 101, or 101% of the then current Term Loan principal amount.

On June 1, 2015, we and certain of our subsidiaries that guarantee our senior debt entered into the third amendment (the “Third Amendment”) to our existing Credit Agreement. The Third Amendment adjusted the terms of our $25.0 million revolving loan facility (the “Revolver”) to decrease our applicable margin for Eurodollar rate loans from 4.50% to 3.75%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 4.25% to 3.50% if the total secured debt leverage ratio is less than 4.50:1.00. The Third Amendment also decreased our applicable margin on borrowings under the Revolver for base rate loans from 3.50% to 2.75%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 3.25% to 2.50% if the total secured debt leverage ratio is less than 4.50:1.00.

The applicable margin for borrowings under the LC Facility did not change from the current applicable margin of 4.50%. All other terms and conditions of the Second and Third Amendments are consistent with the Credit Agreement.

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

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which help to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and helicopter accessed skiing tenures can force us to cancel or suspend operations which may have a negative impact on our financial results. Weather may also have an effect on our summer fire suppression activities and flight hours.

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders results in downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders may result in downward pressure on Revenue Per Visit, as defined in "Key Business Metrics Evaluated by Management". We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products. For the years ended June 30, 2015, 2014 and 2013, 40.2%, 37.5% and 32.8%, respectively, of total lift revenue consisted of season pass and frequency product revenue.

Seasonality and Fluctuations in Quarterly Results

Our business is seasonal in nature. Although we operate four-season resorts, based upon historical results, we generate the highest revenue between our second and third fiscal quarters, which includes the peak ski season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, during our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or less peak periods, holidays and weekends in our second fiscal quarter compared to prior years, with a corresponding difference in our third fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

Resort Real Estate Markets

We currently intend to resume development of residential vacation homes at our mountain resorts when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macro-economic trends and consumer sentiment. Macroeconomic conditions have improved in recent periods, which has supported a partial recovery in the market for vacation homes.

Potential for Volatility in Ancillary Services within our Adventure Segment

Historically, a significant share of the ancillary firefighting services in our Adventure segment was performed under medium term contracts with the USFS of between one and three years, which generated fixed revenue for committed aircraft and crew availability, plus incremental revenue based on flight hours.  In fiscal year 2014, several of these contracts expired.  As a result, a higher proportion of our ancillary flight service revenue in the future will be from “as needed” contracts that enable us to bid for spot flying and other short-term assignments.  Revenue from these arrangements is based almost entirely on flight hours and is therefore less consistent than USFS committed contracts.  Accordingly, our ability to generate ancillary revenue will be increasingly dependent on higher forest fire levels and our ability to opportunistically deploy our helicopters in other industries and/or lines of business during the off season.

Currency Fluctuation Risk

We present our financial statements in USD. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses is transacted in Canadian dollars, principally at Tremblant, Blue Mountain and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into U.S. dollars. See Part II-Item 7A., Quantitative and Qualitative Discussion About Market Risk, "Foreign Currency Fluctuations".

Where we discuss the impact of foreign currency translation adjustments, the impact is calculated on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying prior period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements have been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K. Set forth below is a discussion of our consolidated results of operations, followed by a discussion of our segment results.

Comparison of Results of Operations for the Years Ended June 30, 2015, 2014 and 2013 (dollars in thousands)

	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Revenue	$587,589	$525,253	$522,838	$62,336	11.9%	$2,415	0.5%
Operating expenses	492,917	452,202	446,274	40,715	9.0%	5,928	1.3%
Depreciation and amortization	59,076	55,413	59,582	3,663	6.6%	(4,169)	(7.0)%
(Gain) loss on disposal of assets	(2,280)	267	12,448	(2,547)	n/m	(12,181)	(97.9)%
Impairment of real estate and long-lived assets	—	871	1,195	(871)	(100.0)%	(324)	(27.1)%
Loss on remeasurement of equity method investment	1,454	—	—	1,454	100.0%	—	—%
Income from operations	36,422	16,500	3,339	19,922	120.7%	13,161	n/m
Interest income	4,185	4,728	6,630	(543)	(11.5)%	(1,902)	(28.7)%
Interest expense on third party debt	(43,891)	(53,004)	(99,629)	9,113	(17.2)%	46,625	(46.8)%
Interest expense on notes payable to affiliates	—	(119,858)	(236,598)	119,858	(100.0)%	116,740	(49.3)%
Loss from equity method investments	(3,810)	(271)	(5,147)	(3,539)	n/m	4,876	(94.7)%
Gain on disposal of equity method investments	—	—	18,923	—	—%	(18,923)	(100.0)%
Loss on extinguishment of debt	(676)	(35,480)	(11,152)	34,804	(98.1)%	(24,328)	n/m
Other income (expense), net	(1,231)	(986)	1,824	(245)	24.8%	(2,810)	(154.1)%
Loss before income taxes	(9,001)	(188,371)	(321,810)	179,370	(95.2)%	133,439	(41.5)%
Income tax (benefit) expense	(3,902)	677	(23,616)	(4,579)	n/m	24,293	(102.9)%
Net loss	(5,099)	(189,048)	(298,194)	183,949	(97.3)%	109,146	(36.6)%
Income (loss) attributable to noncontrolling interest	1,821	369	(757)	1,452	n/m	1,126	(148.7)%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(6,920)	$(189,417)	$(297,437)	$182,497	(96.3)%	$108,020	(36.3)%

n/m - Calculation is not meaningful

Revenue

Revenue increased in fiscal 2015 compared to fiscal 2014 due to an increase in fiscal 2015 of $70.5 million in total segment revenue partially offset by a decrease of $8.2 million in Legacy, non-core and other revenue. Total segment revenue in fiscal 2015 included increases of $75.1 million and $0.7 million in Mountain revenue and Real Estate revenue, respectively, partially offset by a decrease of $5.3 million in Adventure revenue. The decrease in Legacy, non-core and other revenue of $8.2 million in fiscal 2015 was primarily a result of $10.9 million of non-core real estate sales during fiscal 2014 versus $2.8 million of non-core real estate sales in fiscal 2015. Revenue in fiscal 2015 was impacted by an unfavorable foreign currency translation adjustment of $25.5 million.

Revenue increased in fiscal 2014 compared to fiscal 2013 due to an increase in fiscal 2014 of $6.7 million in Legacy, non-core and other revenue partially offset by a decrease of $4.3 million in total segment revenue. Total segment revenue included an increase of $12.4 million in Mountain revenue offset by decreases of $10.5 million and $6.2 million in Adventure and Real Estate revenue, respectively. The increase in Legacy, non-core and other revenue of $6.7 million was primarily a result of $10.9 million of non-core real estate sales during fiscal 2014 versus $1.1 million of non-core real estate sales in fiscal 2013. Revenue in fiscal 2014 was impacted by an unfavorable foreign currency translation adjustment of $14.9 million.

Operating expenses

Operating expenses increased in fiscal 2015 compared to fiscal 2014 as a result of an increase in fiscal 2015 of $50.8 million in total segment operating expenses partially offset by a decrease of $10.1 million in Legacy, non-core and other expenses. Total segment operating expenses in fiscal 2015 included increases of $55.2 million in Mountain operating expenses partially offset by decreases of $3.9 million and $0.5 million in Adventure and Real Estate operating expenses, respectively. The decrease in Legacy, non-core and other expenses of $10.1 million in fiscal 2015 was primarily due to expenses incurred related to the sale of non-core real estate during fiscal 2014.

Operating expenses increased in fiscal 2014 compared to fiscal 2013 as a result of increases in fiscal 2014 of $4.8 million and $1.1 million in Legacy, non-core and other expenses and total segment operating expenses, respectively. Total segment operating expenses in fiscal 2014 included an increase of $8.6 million in Mountain operating expenses, partially offset by decreases of $5.4 million and $2.1 million in Adventure and Real Estate operating expenses, respectively. The increase in Legacy, non-core and other expenses of $4.8 million in fiscal 2014 was primarily due to expenses incurred related to the sale of non-core real estate during fiscal 2014.

Depreciation and amortization

The increase in depreciation and amortization expense in fiscal 2015 compared to the prior fiscal year was primarily due to an increase in fixed assets assumed in the Blue Mountain Acquisition and an increase in assets placed in service within our Mountain segment. These increases are partially offset by a decrease in amortization of customer relationships at CMH that reached the end of their amortizable lives in the current fiscal year period.

The decrease in depreciation and amortization expense in fiscal 2014 compared to the prior fiscal year was primarily related to the disposal of IT infrastructure assets in fiscal 2013.

(Gain) loss on disposal of assets

In fiscal 2015, the gain on disposal of assets of $2.3 million was primarily due to the sale of a helicopter. In fiscal 2014, the loss on disposal of assets was $0.3 million. In fiscal 2013, the loss of $12.4 million was primarily related to the wind down of European operations and the sale of certain wholly-owned interests in commercial real estate and development land at Blue Mountain and Mammoth.

Impairment of real estate and long-lived assets

There was no real estate impairment in fiscal 2015. In fiscal 2014 and 2013, we recognized impairment charges of $0.6 million and $1.1 million, respectively, on our legacy real estate assets as a result of a decline in the fair value of our legacy real estate holdings.

Loss on remeasurement of equity method investment

In fiscal 2015, we recognized a $1.5 million loss on remeasurement of our equity method investment in Blue Mountain in connection with the Blue Mountain Acquisition. There was no such transaction in fiscal 2014 and 2013.

Interest income

The decrease in fiscal 2015 compared to the prior fiscal year was primarily due to a decrease in IRCG interest income as a result of a decline in the average outstanding IRCG long-term receivables balance.

The decrease in fiscal 2014 compared to the prior fiscal year was primarily due to a decrease in IRCG interest income as a result of a decline in the average outstanding IRCG long-term receivables balance and the write-off of an uncollectible receivable associated with non-core real estate operations.

Interest expense on third party debt

Interest expense on third party debt decreased in fiscal 2015 and fiscal 2014 compared to the prior fiscal years as a result of refinancing our senior debt facilities in December 2013 and December 2012, which lowered the average annual effective interest rate and reduced the average outstanding principal balance. The average annual effective interest rate on our senior debt facilities was approximately 9.0% in fiscal 2013. The average annual effective interest rate on our senior debt facilities after the refinancing in December 2013 was approximately 5.5%. In April 2015, we repriced our senior debt facilities and the average annual effective interest rate was lowered to approximately 4.75%.

Interest expense on notes payable to affiliates

The decrease in interest expense on notes payable to affiliates in fiscal 2015 and fiscal 2014 compared to the prior fiscal years was due to the Restructuring in December 2013, as a result of which, notes payable to affiliates, including accrued and unpaid interest, were either exchanged for our common stock, canceled, or our subsidiaries were released from their obligations, including guarantor obligations.

Loss from equity method investments

The increase in the loss from equity method investments in fiscal 2015 compared to the prior fiscal year was primarily a result of acquiring the remaining 50.0% equity interest in Blue Mountain, that we did not already own, on September 19, 2014 and, therefore, no longer accounting for Blue Mountain as an equity method investment. The loss from equity method investments in fiscal 2014 includes Blue Mountain's results for the entire fiscal year, including the peak ski season, in which Blue Mountain experienced operating income, whereas the loss from equity method investments in fiscal 2015 only includes Blue Mountain's results for a portion of the first quarter, in which Blue Mountain experienced operating losses.

The decrease in the loss from equity method investments in fiscal 2014 compared to the prior fiscal year was primarily a result of our disposition of Whistler Holdings in December 2012. Due to the seasonality of Whistler Holdings' business, the loss from equity method investments in fiscal 2013 includes a net operating loss related to Whistler Holdings, as Whistler Holdings historically did not generate operating income until the third quarter, which is the peak ski season. The loss from equity method investments in fiscal 2014 does not include Whistler Holdings' results, but includes lower earnings from our investment in the Mammoth family of resorts, which was negatively affected by poor weather conditions and lack of snowfall.

Gain on disposal of equity method investments

In fiscal 2013, we sold our investment in Whistler Holdings for $116.9 million and recognized a $17.9 million gain on the sale. In addition, we recognized a $1.0 million gain on the sale of our partnership interest in Maui Beach Resort, L.P. in November 2012. There were no similar sales in the other fiscal years presented.

Loss on extinguishment of debt

In fiscal 2015, we recognized a $0.7 million loss on extinguishment of debt as a result of repricing our senior debt facilities in the fourth quarter of fiscal 2015. In fiscal 2014, we recognized a $35.5 million loss on extinguishment of debt as a result of refinancing our senior debt facilities in December 2013. In fiscal 2013, we recognized an $11.2 million loss on extinguishment of debt as a result of refinancing our senior debt facilities in December 2012.

Other income (expense), net

Other expense, net increased $0.2 million in fiscal 2015 compared to the prior fiscal year. Other expense, net increased in fiscal 2014 compared to the prior fiscal year primarily due to a gain recorded in fiscal 2013 as a result of public stockholders not redeeming their shares prior to the end of the redemption period in connection with the purchase of the Company by Fortress in 2006.

Income tax (benefit) expense

In fiscal 2015, we recognized a $3.9 million tax benefit primarily attributable to our restructuring of the wholly owned interest in Blue Mountain subsequent to the Blue Mountain Acquisition. This benefit was partially offset by income tax expense related to tax paying entities primarily in Canada. The $0.7 million tax expense for fiscal 2014 was the result of tax paying entities primarily in Canada. The resulting effective tax rates were 43.4% and (0.4)% in fiscal 2015 and 2014, respectively. The effective tax rate in fiscal 2015 and 2014 differs from the federal blended statutory rate of 23.5% and 27.8%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.
In fiscal 2014, we recognized $0.7 million of tax expense related to tax paying entities in Canada. The tax benefit of $23.6 million for fiscal 2013 was the result of restructuring certain operations in Canada. This restructuring resulted in the reversal of a deferred tax liability of the restructured entity, creating the one-time tax benefit. This represents an effective tax rate of (0.4)% and 7.4% in fiscal 2014 and 2013, respectively. The effective tax rate in fiscal 2014 and 2013 differs from the federal blended statutory rate of 27.8% and 31.4%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

Results of Segment Operations (in thousands)

	Year Ended June 30,
	2015	2014	2013
Mountain revenue	$425,929	$350,863	$338,500
Adventure revenue	96,799	102,070	112,556
Real Estate revenue	59,274	58,530	64,726
Total segment revenue	$582,002	$511,463	$515,782

Mountain Adjusted EBITDA	$88,972	$75,417	$71,911
Adventure Adjusted EBITDA	13,305	16,558	21,060
Real Estate Adjusted EBITDA	10,423	9,219	13,207
Total Adjusted EBITDA	$112,700	$101,194	$106,178

See "Non-GAAP Financial measures" below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP (as defined below) measures.

Mountain

Revenue and Mountain Adjusted EBITDA

The Mountain segment earns revenue from a variety of business activities conducted at our mountain resorts.

Lift revenue. Lift revenue is derived from a variety of lift pass products, including multi-resort and single-resort passes, season pass products, frequency card products of varying durations and single and multi-day lift tickets. Our season pass products, including our multi-resort products, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to each ski season, is recognized in our consolidated financial statements during such fiscal year based on the prior three year average pass product usage patterns. Frequency product revenue is recognized based on usage, and revenue on unused products is recognized based on the prior three year average usage for each frequency product. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing lift products.

Lodging revenue. Lodging revenue is derived primarily through our management of rental programs for condominium properties located at or in close proximity to our mountain resorts. We typically receive 25% to 50% of the daily room revenue, with the condominium owners receiving the remaining share. We also earn lodging revenue from hotel properties we own at Winter Park, Stratton and Snowshoe.

Ski School revenue. Ski School revenue is derived through our operation of ski and ride schools at each of our mountain resorts. We are the exclusive provider of these services at each of our resorts. During the summer season, Ski School revenue is derived from mountain bike instruction and child care.

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

Other revenue. Other revenue is derived from fees earned through a wide variety of activities and ancillary operations, including private clubs, municipal services, call centers, parking operations, golf, summer base area activities, sponsorships, entertainment events and other resort activities.

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

“Revenue per Visit” As of December 31, 2014, we redefined Revenue per Visit as total Mountain revenue recorded during the ski season divided by total Skier Visits during such period. For the year ended June 30, 2015, this change meant that total Mountain revenue only included revenue from November 1, 2014 through April 30, 2015. Previously, Revenue per Visit was measured as total Mountain revenue during the given period divided by total Skier Visits during such period. All comparative periods have been updated to reflect this change in definition. This metric therefore excludes non-ski season revenue, which is not directly correlated to skier visit growth. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit.

“ETP” As of December 31, 2014, we redefined our "effective ticket price" or "ETP" as Lift revenue recorded during the ski season divided by total Skier Visits. For the year ended June 30, 2015, this change meant that total Mountain revenue only included revenue from November 1, 2014 through April 30, 2015. Previously, ETP was measured as Lift revenue recorded during the given period divided by total Skier Visits during such period. All comparative periods have been updated to reflect this change in definition. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders skiing more frequently in a given fiscal period as compared to the corresponding prior year period will result in downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single and multi-day lift ticket products are priced per visit, and therefore a greater proportion of use of these products will tend to increase our ETP. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of Lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

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

Comparison of Mountain Results for the Years Ended June 30, 2015, 2014 and 2013 (dollars in thousands)

	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Change	% Change	Change	% Change
Skier Visits	4,192,492	3,412,141	3,146,119	780,351	22.9%	266,022	8.5%
Revenue per Visit	$86.03	$87.27	$90.88	$(1.24)	(1.4)%	$(3.61)	(4.0)%
ETP	$42.21	$43.03	$44.84	$(0.82)	(1.9)%	$(1.81)	(4.0)%
RevPAR	$62.79	$53.55	$53.12	$9.24	17.3%	$0.43	0.8%
ADR	$158.02	$155.41	$157.28	$2.61	1.7%	$(1.87)	(1.2)%

Mountain revenue:
Lift	$182,286	$151,490	$146,194	$30,796	20.3%	$5,296	3.6%
Lodging	57,814	42,294	41,982	15,520	36.7%	312	0.7%
Ski School	33,086	28,943	27,042	4,143	14.3%	1,901	7.0%
Retail and Rental	56,125	45,214	44,385	10,911	24.1%	829	1.9%
Food and Beverage	56,726	46,335	43,711	10,391	22.4%	2,624	6.0%
Other	39,892	36,587	35,186	3,305	9.0%	1,401	4.0%
Total Mountain revenue	$425,929	$350,863	$338,500	$75,066	21.4%	$12,363	3.7%
Mountain Adjusted EBITDA	$88,972	$75,417	$71,911	$13,555	18.0%	$3,506	4.9%

Mountain revenue

Mountain revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Prior to the acquisition, Blue Mountain was accounted for under the equity method and therefore the associated revenue was not included in prior revenue figures, whereas 100% of the revenue from Blue Mountain is included in the results since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $7.5 million, Mountain revenue increased $24.9 million, or 7.1%, in fiscal 2015 primarily due to increases in season pass and frequency product revenue, Ski School revenue and other guest services revenue compared to the prior fiscal year.

Mountain revenue increased in fiscal 2014 compared to fiscal 2013 primarily as a result of an increase in Skier Visits of 7.9% compared to the prior fiscal year. Skier Visits increased in fiscal 2014 due to generally improved snowfall and better ski conditions compared to the prior fiscal year. Excluding an unfavorable foreign currency translation adjustment of $5.9 million, Mountain revenue increased $18.2 million, or 5.4%.

Lift revenue

Lift revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $3.1 million, Lift revenue increased $13.9 million, or 9.2%, in fiscal 2015 compared to the prior fiscal year primarily due to a 14.2% increase in season pass and frequency product sales across our resorts, select price increases primarily at our Colorado resorts and modest skier visit growth. Excluding Blue Mountain, season pass and frequency product revenue comprised 39.9% and 37.5% of Lift revenue for fiscal 2015 and fiscal 2014, respectively.

Lift revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to increases in Skier Visits at our resorts. The increase in Skier Visits exceeded the increase in Mountain revenue, in percentage terms, principally as a result of increased season pass usage. ETP decreased $1.81, or 4.0%. Excluding the impact of an unfavorable foreign currency translation adjustment, ETP decreased $1.12, or 2.5%, from $44.84 in fiscal 2013 to $43.72 in fiscal 2014. The decrease in ETP was related to a greater proportion of visits from season pass and frequency product holders, which puts downward pressure on ETP. Season pass and frequency product revenue increased 18.2% compared to the same period in the prior year and comprised 37.5% and 32.8% of total lift revenue for fiscal 2014 and 2013, respectively. Lift revenue was impacted by an unfavorable foreign currency translation adjustment of $2.5 million in fiscal 2014.

Lodging revenue

Lodging revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $1.4 million, Lodging revenue increased $1.5 million, or 3.7%, in fiscal 2015 compared to the prior fiscal year primarily due to higher RevPAR at Tremblant.

Lodging revenue was relatively flat in fiscal 2014 compared to fiscal 2013 as a result of modest growth offset by an unfavorable foreign currency translation adjustment of $1.0 million.

Ski School revenue

Ski School revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.4 million, Ski School revenue increased $2.8 million, or 9.6%, compared to the prior fiscal year due to a higher yield per Skier Visit offset slightly by decreases in mountain bike instruction and child care revenue.

Ski School revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to an increase in Skier Visits.

Retail and Rental revenue

Retail and Rental revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $1.4 million, Retail and Rental revenue increased $4.9 million, or 10.8%, compared to the prior fiscal year primarily due to select price increases, increased retail sales volume in the East due to periods of unusually cold weather, an increase in mountain bike rentals and sales and successful summer liquidation sales.

Retail and Rental revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to increased Skier Visits and new retail locations offset by an unfavorable foreign currency translation adjustment of $1.1 million.

Food and Beverage revenue

Food and Beverage revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.8 million, Food and Beverage revenue increased $2.2 million, or 4.7%, compared to the prior fiscal year due to an increase in yield per Skier Visit and an increase in weddings and banquets, primarily at our Colorado resorts.

Food and Beverage revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to an increase in Skier Visits and a new restaurant at Steamboat, partially offset by an unfavorable foreign currency translation adjustment of $0.6 million.

Other revenue

Other revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.5 million, Other revenue had a decrease of $0.5 million, or 1.2%, in fiscal 2015 compared to the prior fiscal year.

Other revenue increased in fiscal 2014 compared to fiscal 2013 primarily due to increased revenue from gift cards and revenue from services provided to homeowners for property improvements at Winter Park.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA increased in fiscal 2015 compared to fiscal 2014 primarily due to a $75.1 million increase in Mountain revenue, partially offset by a $55.2 million increase in Mountain operating expenses. The increase in Mountain operating expenses from $281.9 million in fiscal 2014 to $337.1 million in fiscal 2015 was primarily due to the inclusion of $44.5 million of Blue Mountain operating expenses as well as increases in staffing at our resorts, health and medical coverage expense, compensation expense, and higher IT service costs. Mountain operating expenses includes 100% of Blue Mountain's operating expenses since the Acquisition Date whereas prior to the Blue Mountain Acquisition, Blue Mountain was accounted for under the equity method. In fiscal 2014, Mountain Adjusted EBITDA included $6.6 million of our pro rata share of EBITDA from Blue Mountain while the current year period includes 100% of Blue Mountain’s revenue and operating expenses, which represent $57.7 million and $44.5 million, respectively, since the Acquisition Date. Excluding Blue Mountain and unfavorable foreign currency translation adjustments, Mountain revenue increased $24.9 million, or 7.1%, in fiscal 2015, partially offset by a $16.5 million increase in Mountain operating expenses resulting in an increase to Mountain Adjusted EBITDA of $8.4 million.

Mountain Adjusted EBITDA increased in fiscal 2014 compared to fiscal 2013 due to a $12.4 million increase in Mountain revenue partially offset by a $8.6 million increase in Mountain operating expenses, from $273.3 million in the year ended June 30, 2013 to $281.9 million in the year ended June 30, 2014, primarily attributable to higher staffing and other variable operating expenses primarily driven by increased Skier Visits. Additionally, there was a $0.3 million decrease in our pro rata share of EBITDA from our equity method investment in Blue Mountain. In total, Mountain Adjusted EBITDA was impacted by an unfavorable foreign currency translation adjustment of $2.0 million.

Same Store Comparison of Mountain Results for the Year Ended June 30, 2015

Given the impact that the foreign currency translation adjustments and the acquisition of Blue Mountain had on our results, we believe Same Store metrics are useful in analyzing the underlying performance of our business. We define Same Store as if 100% of Blue Mountain was owned during all periods presented and all results were prepared on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying each prior period average exchange rate to the current comparable period. The following table presents the percentage change of Mountain results as reported and on a Same Store basis from the prior year period:

	Change in Fiscal 2015 vs. Fiscal 2014
	As Reported	Same Store
Skier Visits	22.9%	1.2%
Revenue per Visit	(1.4)%	5.6%
ETP	(1.9)%	6.7%
RevPAR	17.3%	13.7%
ADR	1.7%	15.7%

Mountain revenue:
Lift	20.3%	8.1%
Lodging	36.7%	4.3%
Ski School	14.3%	9.9%
Retail and Rental	24.1%	9.8%
Food and Beverage	22.4%	4.1%
Other	9.0%	(0.7)%
Total Mountain revenue	21.4%	6.4%
Mountain Adjusted EBITDA	18.0%	12.6%

Adventure

Revenue and Adventure Adjusted EBITDA

Revenue. The Adventure segment earns revenue from a variety of activities conducted at CMH. CMH revenue is derived primarily through the sale of adventure packages that include helicopter accessed skiing, mountaineering or hiking, lodging at facilities owned or leased by CMH and food and beverage services. In addition to package revenue, CMH earns ancillary revenue from the sale of additional vertical meters of skiing, retail merchandise, alcoholic beverages, spa services and the sale of other products and services not included in the vacation package.

The Adventure segment also generates ancillary revenue relating to performance of fire suppression services during the summer months in the Western United States and Western Canada. These activities are performed on an as-needed basis or pursuant to contracts that have a term of one to five years. Ancillary revenue is also derived from MRO services performed by Alpine Aerotech LP on third-party aircraft, as well as from leasing aircraft to unaffiliated third parties. Due to the expiration of some of our long-term fire suppression contracts, we are increasingly reliant on as-needed fire suppression assignments.

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

Comparison of Adventure Results for the Years Ended June 30, 2015, 2014 and 2013 (dollars in thousands)

	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change

Adventure revenue	$96,799	$102,070	$112,556	$(5,271)	(5.2)%	$(10,486)	(9.3)%
Adventure Adjusted EBITDA	$13,305	$16,558	$21,060	$(3,253)	(19.6)%	$(4,502)	(21.4)%

Adventure revenue

Adventure revenue decreased in fiscal 2015 compared to fiscal 2014 primarily due to a decrease of $7.8 million in CMH revenue, partially offset by an increase of $2.5 million in ancillary services. Excluding the impact of an unfavorable foreign currency translation adjustment of $5.8 million, CMH revenue would have been $2.0 million, or 3.5%, lower than the prior fiscal year. The decrease in CMH revenue was primarily due to poor snowfall and warm temperatures resulting in deferred or canceled trips. Excluding the impact of an unfavorable foreign currency translation adjustment of $4.1 million, ancillary services would have been $6.7 million, or 15.0%, higher than the prior fiscal year. The increase in revenue from ancillary services was primarily attributable to an increase in fire suppression activities as a result of above average forest fire activity in Western Canada in the fourth quarter of fiscal 2015.

Adventure revenue decreased in fiscal 2014 compared to fiscal 2013 primarily due to decreases of $7.7 million and $2.8 million in ancillary services and CMH revenue, respectively. Excluding the impact of an unfavorable foreign currency translation adjustment of $2.6 million, ancillary services would have been $5.0 million, or 9.7%, lower than the prior fiscal year. The decrease in revenue from ancillary services was primarily attributable to a decrease in fire suppression activities as a result of returning to average forest fire activity in the Western United States and Western Canada. Excluding the impact of an unfavorable foreign currency translation adjustment of $5.2 million, CMH revenue would have been $2.4 million, or 3.9%, higher than the prior fiscal year. The increase in CMH revenue is primarily attributable to a greater proportion of premium priced trips and an increase in guest nights compared to the prior period.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA decreased in fiscal 2015 compared to fiscal 2014 primarily due to a $5.3 million decrease in Adventure revenue, partially offset by a $3.9 million decrease in Adventure operating expenses, from $84.9 million in fiscal 2014 to $81.0 million in fiscal 2015. The decrease in operating expenses is primarily attributable to lower helicopter operational expenses at CMH as a result of fewer helicopter flight hours and favorable changes in fuel costs. After removing $2.5 million of Adjusted EBITDA attributable to the third party's interest in Alpine Helicopters, Adventure Adjusted EBITDA decreased by $3.3 million. Excluding an unfavorable foreign currency translation adjustment of $2.5 million, Adventure Adjusted EBITDA decreased by $0.8 million.

Adventure Adjusted EBITDA decreased in fiscal 2014 compared to fiscal 2013 primarily due to a $10.5 million decrease in Adventure revenue, partially offset by a $5.4 million decrease in Adventure operating expenses, from $90.3 million in fiscal 2013 to $84.9 million in fiscal 2014. The decrease in operating expenses is primarily attributable to lower variable expenses associated with reduced firefighting activities and lower maintenance expense. After removing $0.6 million of Adjusted EBITDA attributable to the third party's interest in Alpine Helicopters, Adventure Adjusted EBITDA decreased by $4.5 million. Excluding an unfavorable foreign currency translation adjustment of $2.0 million, Adventure Adjusted EBITDA decreased by $2.5 million.

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

Comparison of Real Estate Results for the Years Ended June 30, 2015, 2014 and 2013 (dollars in thousands)

	Year Ended June 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change

Real Estate revenue	$59,274	$58,530	$64,726	$744	1.3%	$(6,196)	(9.6)%
Real Estate Adjusted EBITDA	$10,423	$9,219	$13,207	$1,204	13.1%	$(3,988)	(30.2)%

Real Estate revenue

Real Estate revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to $2.2 million of revenue from the sale of a parcel of land at Tremblant in March 2015, partially offset by a decrease in revenue at IRCG. Excluding an unfavorable foreign currency translation adjustment of $1.5 million, IRCG revenue increased $1.2 million, or 4.4%. At IRCG, sales of vacation club products may be made in exchange for cash or be financed. For sales where we provide financing, we defer revenue recognition until we receive an executed agreement and a minimum down payment equal to 10.0% of the purchase price plus the fair value of any sales incentives provided to the purchaser. In fiscal 2015, we had a higher volume of financed sales with at least 10.0% of the purchase price paid as compared to fiscal 2014, which increased the amount of previously deferred revenue recognized.

Real Estate revenue decreased in fiscal 2014 compared to fiscal 2013 due to a $3.3 million decrease in revenue primarily resulting from the acceleration of sales commissions received upon the exit of our brokerage engagement at Honua Kai Resort and Spa in fiscal 2013. This was partially offset by $1.4 million of revenue from the sale of land at Tremblant in fiscal 2014. IHM revenue decreased $2.0 million due to poor weather conditions at Westin Monache in Mammoth Lakes, California resulting in fewer room nights. Excluding an unfavorable foreign currency translation adjustment of $1.2 million, IRCG revenue decreased $0.8 million due to lower IRCG points sales.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA increased in fiscal 2015 compared to fiscal 2014 due to a $0.7 million increase in Real Estate revenue and a $0.5 million decrease in Real Estate operating expenses, from operating expenses of $56.2 million in fiscal 2014 to $55.7 million in fiscal 2015. Additionally, Real Estate Adjusted EBITDA was impacted by a $0.4 million increase in our pro rata share of EBITDA from our equity method investment in MHM, partially offset by a $0.5 million decrease in interest income earned from IRCG receivables.

Real Estate Adjusted EBITDA decreased in fiscal 2014 compared to fiscal 2013 primarily due to a $6.2 million decrease in Real Estate revenue partially offset by a $2.1 million decrease in Real Estate operating expenses, from operating expenses of $58.3 million in fiscal

2013 to $56.2 million in fiscal 2014. The decrease in Real Estate operating expenses was primarily due to lower variable expenses driven by lower IRCG sales volume and an unfavorable foreign currency translation adjustment of $0.4 million. Additionally, Real Estate Adjusted EBITDA was impacted by a $0.5 million increase in our pro rata share of EBITDA from our equity method investment in MHM.

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

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Year Ended June 30,
	2015	2014	2013
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(6,920)	$(189,417)	$(297,437)
Legacy and other non-core expenses, net	3,663	4,164	12,844
Other operating expenses	9,789	11,200	4,416
Depreciation and amortization	59,076	55,413	59,582
(Gain) loss on disposal of assets	(2,280)	267	12,448
Impairment of real estate and long-lived assets	—	871	1,195
Loss on remeasurement of equity method investment	1,454	—	—
Interest income, net	(274)	(319)	(1,827)
Interest expense on third party debt	43,891	53,004	99,629
Interest expense on notes payable to affiliates	—	119,858	236,598
Loss from equity method investments	3,810	271	5,147
Pro rata share of Adjusted EBITDA related to equity method investments	3,252	9,153	8,932
Gain on disposal of equity method investments	—	—	(18,923)
Adjusted EBITDA attributable to noncontrolling interest	(2,484)	(620)	(1,232)
Loss on extinguishment of debt	676	35,480	11,152
Other (income) expense, net	1,128	823	(1,973)
Income tax (benefit) expense	(3,902)	677	(23,616)
Income (loss) attributable to noncontrolling interest	1,821	369	(757)
Total Adjusted EBITDA	$112,700	$101,194	$106,178

Liquidity and Capital Resources

Overview

Our primary goal as it relates to liquidity and capital resources is to maintain an appropriate level of debt and cash to fund operations, expansions, maintenance projects and other capital investments and to ensure that we are poised for growth in our businesses. Our principal sources of liquidity are cash generated from operations, existing cash on hand and our revolving credit facility. Our principal uses of cash include the funding of working capital obligations, capital expenditures and servicing our debt.

Due to the seasonality of our business, there are significant fluctuations in our cash and liquidity throughout the year. Our cash balances are typically at their highest at the end of our third fiscal quarter, following the peak ski season, and at their lowest toward the middle of our second fiscal quarter, before the start of the ski season.

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $79.1 million, $42.9 million, and $43.2 million of cash from operating activities during the years ended June 30, 2015, 2014 and 2013, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter generating the highest cash flows due to the seasonality of our business.

As part of the refinancing in December 2013, we entered into the Credit Agreement, which provided for a $540.0 million term loan facility ("Term Loan"), a $55.0 million senior secured first-lien line of credit facility ("LC Facility"), and a $25.0 million senior secured first-lien revolving loan facility (the "Revolver" and, together with the Term Loan and LC Facility, collectively referred to herein as the "Senior Debt"). In September 2014, pursuant to the Incremental Amendment, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Part II - Item 8, Financial Statements and Supplementary Data, Note 4, "Blue Mountain Acquisition". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. We have the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million, so long as, after giving effect to any additional amounts borrowed, we remain compliant with all covenants of the Credit Agreement.

As of June 30, 2015, we had available capacity of $9.6 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the covenants of the Credit Agreement as of June 30, 2015.

On February 5, 2014, we completed our initial public offering and sold 3,125,000 shares of common stock at an offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $28.5 million. We used the proceeds for working capital and other general corporate purposes.

We generated cash flows of $117.9 million during the year ended June 30, 2013 primarily from the sale of our investment in Whistler Holdings. We generated cash flows of $2.6 million, $0.1 million, and $18.0 million during the years ended June 30, 2015, 2014 and 2013, respectively, from the sale of legacy real estate assets. Going forward, we do not expect to generate significant cash flows from legacy asset sales, as we have divested all of our legacy real estate as of June 30, 2015.

Our cash and cash equivalents balance as of June 30, 2015 was $90.6 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

On September 19, 2014, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $41.9 million, $45.2 million and $30.9 million for the years ended June 30, 2015, 2014 and 2013, respectively, or 7.1%, 8.6% and 5.9% of total revenue for the respective periods. The increase in capital expenditures in the year ended June 30, 2014 was attributable to several growth capital projects undertaken during the year. We expect to spend between $33.0 million and $34.0 million on maintenance related capital projects and between $8.0 million and $12.0 million on growth capital projects in calendar year 2015.

We paid principal, interest and fees to our lenders of $48.7 million, $646.2 million and $819.8 million for the years ended June 30, 2015, 2014 and 2013, respectively, which amounts include principal repayments in fiscal 2014 and fiscal 2013 in connection with the refinancing of our senior debt facilities in December 2013 and December 2012. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020. Total debt, excluding capital lease obligations, decreased by $1.4 billion to $535.9 million from June 30, 2013 to June 30, 2014 as a result of the Restructuring.

On April 29, 2015, certain of the subsidiaries of the Company that guarantee the Company’s Senior Debt executed the second amendment (the “Second Amendment”) to the Company’s existing Credit Agreement.  The Second Amendment adjusted the Company’s Term Loan to reduce the applicable margin for borrowings under the Term Loan from 4.50% to 3.75% for adjusted LIBOR loans. In addition to the re-pricing of the applicable margin, the terms of the Second Amendment also provide a twelve month “soft call” protection for lenders at a price of 101, or 101% of the then current Term Loan principal amount. All other terms and conditions of the Second Amendment are consistent with the Credit Agreement.

On June 1, 2015, certain of the subsidiaries of the Company that guarantee the Company’s Senior Debt entered into the third amendment (the “Third Amendment”) to the Company’s existing Credit Agreement. The Third Amendment adjusted the terms of the Company's Revolver to decrease the Company's applicable margin for Eurodollar rate loans from 4.50% to 3.75%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 4.25% to 3.50% if the total secured debt leverage ratio is less than 4.50:1.00. The Third Amendment also decreased the Company's applicable margin for base rate loans from 3.50% to 2.75%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 3.25% to 2.50% if the total secured debt leverage ratio is less than 4.50:1.00. All other terms and conditions of the Third Amendment are consistent with the Credit Agreement.

The Company's current applicable margin is 3.75% under the Term Loan, 4.50% under the LC Facility, and 3.75% under the Revolver.

Our debt service requirements can be impacted by changing interest rates as we had $591.3 million of variable rate debt outstanding as of June 30, 2015. As of June 30, 2015, the three month LIBOR was 0.28%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the 3 month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the 3 month LIBOR would cause our annual interest payments to change by approximately $1.7 million.

Cash Flows for the Years Ended June 30, 2015, 2014 and 2013

The table below sets forth for the periods indicated our net cash flow from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Year Ended June 30,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	$ Change	$ Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$79,137	$42,884	$43,173	$36,253	$(289)
Investing activities	(82,604)	(53,686)	104,167	(28,918)	(157,853)
Financing activities	45,829	7,863	(133,683)	37,966	141,546
Effect of exchange rate on cash	(7,802)	(816)	(790)	(6,986)	(26)
Net increase (decrease) in cash and cash equivalents	$34,560	$(3,755)	$12,867	$38,315	$(16,622)

Operating Activities

The $36.3 million increase in cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was primarily related to the cash generated from increased income from operations and favorable changes in working capital, primarily due to an increase in deferred revenue and deposits.

The $0.3 million decrease in cash provided by operating activities in fiscal 2014 compared to fiscal 2013 was primarily related to unfavorable changes in working capital, partially offset by an increase in income, before accrued interest on notes payable to affiliates, depreciation and amortization, and loss on extinguishment of debt.

Investing Activities

The $28.9 million increase in cash used in investing activities in fiscal 2015 compared to fiscal 2014 was primarily related to the Blue Mountain Acquisition partially offset by a decrease in capital expenditures.

The $157.9 million decrease in cash provided by investing activities in fiscal 2014 compared to fiscal 2013 was primarily related to the sale of our investment in Whistler Holdings in fiscal 2013 coupled with higher capital expenditures associated with new revenue producing projects at our resorts, including the $2.9 million purchase of real estate for development in fiscal 2014.

Financing Activities

The $38.0 million increase in cash provided by financing activities in fiscal 2015 compared to fiscal 2014 was primarily related to lower principal repayments of debt in fiscal 2015 compared to fiscal 2014. In fiscal 2015, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition. In fiscal 2014, the proceeds from the Term Loan, together with cash on hand and $48.3 million contributed to us by entities managed or controlled by Fortress, were used to refinance and extinguish existing debt under the First Lien Credit Agreement dated December 4, 2012 and the Second Lien Credit Agreement, also dated December 4, 2012.

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

Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. A summary of our contractual obligations as of June 30, 2015 is set forth below (in thousands):

Contractual Obligations (1)	Total	Fiscal 2016	2-3 years	4-5 years	More than 5 years
Debt principal and interest	$774,253	$35,480	$76,225	$84,275	$578,273
Capital lease obligations	78,205	6,046	25,967	7,834	38,358
Operating leases	32,123	7,587	12,293	8,324	3,919
Employee benefit plan obligations (3)	28,676	3,121	6,141	5,844	13,570
Purchase obligations and service contracts (2)	6,606	3,930	2,676	—	—
Total contractual obligations	$919,863	$56,164	$123,302	$106,277	$634,120

(1) We do not expect any significant cash payments related to uncertain tax positions.
(2) For obligations with cancellation provisions, the amounts were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.
(3) For discussion of the closed employee benefit plan obligations, see Part II-Item 8, Financial Statements and Supplementary Data, "Employee Benefit Plans."

Off-Balance Sheet Arrangements

During fiscal 2015, 2014 and 2013, we did not engage in any material off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion above and those reflected in Part II- Item 8, Financial Statements and Supplementary Data, Note 17, "Commitments and Contingencies" under "Commitments".

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

(i)
Mountain segment revenue is derived from a wide variety of sources, including sales of lift products (including season passes), ski school operations, retail sales, equipment rentals, lodging operations and food and beverage operations. Persuasive evidence is obtained and collection of funds is assured through cash transactions or credit card validation at the point of sale. Revenue is recognized as goods are delivered or services are performed. Season pass revenue, although primarily collected prior to the ski season, is recognized in our consolidated financial statements during the ski season based on the estimated average number of visits by season pass holders in each month during the ski season, which is based on historical three year average visitation by season pass holders at our resorts. Frequency product revenue is recognized as used, and unused portions are recognized based on the prior three year average usage for each frequency product.

(ii)
Adventure segment revenue is derived from a variety of sources, primarily from all-inclusive packages for stays and tours for helicopter accessed skiing, mountaineering and hiking at Company owned and leased lodges, as well as ancillary revenue from helicopter maintenance, repair, and overhaul services, leasing, and off-season fire suppression services. Revenue is recognized as goods are delivered or services are performed. For CMH adventure vacation packages, payments in advance are recognized as revenue as goods are delivered or services are performed.

(iii)
The Real Estate segment earns revenue from IRCG, IHM and Playground. IRCG generates revenue from the sale of vacation points, management of properties for Club Intrawest, an unaffiliated, not-for-profit entity, management of a private exchange company, and income on the receivables portfolio. Vacation points revenue associated with membership in the vacation ownership business of IRCG is recognized when the purchaser has paid the amount due on closing, all contract documentation has been executed and all other significant conditions of sale are met. The Company follows real estate time-sharing accounting principles, which set out specific guidelines for assessing whether the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Such a demonstration is required for the seller of a time-sharing arrangement to recognize profit by the full accrual method. Sales are recorded upon closing when profitability can be determined and collectability can be reasonably assured. Buyers can finance a portion of the sales price through nonrecourse loans. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue from the commissions on the sales of real estate. The Company also manages commercial real estate for owned properties and third parties.

Commission revenue from brokerage operations for the Company owned real estate is included in Real Estate revenue and is recognized at the time an offer of sale is closed by the purchaser or all other contractual obligations have been satisfied. Commission revenue for third-party projects from real estate brokerage operations is included in Real Estate revenue and is recognized when the deal's listing agreement is executed.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost less accumulated depreciation less any impairment loss. Repairs and maintenance are expensed as incurred. Expenditures that improve the service capacity or extend the useful life of an asset are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income (loss). Depreciation is calculated using the straight-line method over the estimated useful life of each asset. The estimated useful lives of each asset category are as follows:

Asset Category	Estimated Life in Years
Buildings and building improvements	5-40
Ski lifts and area improvements	5-30
Automotive, helicopters and other equipment	2-20
Golf course improvements	20

Certain buildings, area improvements and equipment are located on leased or licensed land and are amortized over the lesser of the lease or license term or the assets' estimated useful life.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of June 30th and at any time when events or circumstances suggest impairment may have occurred. The Company has reporting units with allocated goodwill in both the Mountain and Real Estate segments.

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

Goodwill is the Company's only indefinite-lived intangible. Definite-lived intangible assets are amortized using the straight line method over the shorter of their contractual term or estimated useful lives.

The Company's major definite-lived intangible asset categories and estimated useful lives are as follows:

Intangible Asset Category	Estimated Life in Years
Permits and licenses	20-45
Trademarks and trade names	10-20
Customer relationships	4-8
Other	8-20

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

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between tax basis of assets and liabilities and book basis reported in the consolidated balance sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. To the extent that it is considered to be more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is provided.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At June 30, 2015, we had approximately $591.3 million of variable rate indebtedness, representing approximately 99% of our total debt outstanding, at an average interest rate for the year ended June 30, 2015 of approximately 5.4%. As of June 30, 2015, the 3 month LIBOR was 0.28%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the 3 month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the 3 month LIBOR would cause our annual interest payments to change by approximately $1.7 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 41%, 38%, and 39% of total revenue for the years ended June 30, 2015, 2014 and 2013, respectively. Excluding Blue Mountain Ski Resort revenue recorded since the Acquisition Date, total Canadian dollar denominated revenue comprised approximately 31.0% of total revenue for the year ended June 30, 2015. Based upon our ownership of Canadian subsidiaries as of June 30, 2015, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $22.7 million for the year ended June 30, 2015. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrawest Resorts Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Intrawest Resorts Holdings, Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrawest Resorts Holdings, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the three-year period ended June 30, 2015.
As discussed in Note 2 to the consolidated financial statements, in 2015 the Company changed its method of accounting for classification of debt issuance costs due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

/s/ KPMG LLP
Denver, Colorado
September 9, 2015

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$90,580	$56,020
Restricted cash	10,246	12,154
Receivables, net of allowances of $1,571 and $4,183	42,768	40,408
Inventories	37,242	37,282
Prepaid expenses and other assets	23,708	23,507
Total current assets	204,544	169,371
Receivables, net of allowances of $1,032 and $2,442	25,297	33,964
Property, plant and equipment, net	529,257	490,138
Real estate held for development	143,036	152,949
Intangible assets, net	56,501	58,521
Goodwill	106,469	94,609
Equity method investments	25,394	87,282
Other long-term assets, net	4,497	9,211
Total assets	$1,094,995	$1,096,045
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$67,224	$63,060
Deferred revenue and deposits	68,062	55,688
Capital lease obligations due within one year	3,927	3,929
Long-term debt due within one year	6,919	6,644
Total current liabilities	146,132	129,321
Deferred revenue and deposits	8,909	10,934
Long-term capital lease obligations	35,175	35,597
Long-term debt	566,922	513,864
Other long-term liabilities	60,121	74,435
Total liabilities	817,259	764,151
Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; 0 issued and outstanding at each of June 30, 2015 and 2014	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized; 45,230 and 45,026 shares issued and outstanding at June 30, 2015 and 2014, respectively	452	450
Additional paid-in capital	2,897,343	2,894,072
Accumulated deficit	(2,766,947)	(2,760,027)
Accumulated other comprehensive income	145,379	197,723
Total stockholders' equity	276,227	332,218
Noncontrolling interest	1,509	(324)
Total equity	277,736	331,894
Total liabilities and equity	$1,094,995	$1,096,045

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended June 30,
	2015	2014	2013
Revenue	$587,589	$525,253	$522,838
Operating expenses	492,917	452,202	446,274
Depreciation and amortization	59,076	55,413	59,582
(Gain) loss on disposal of assets	(2,280)	267	12,448
Impairment of real estate and long-lived assets	—	871	1,195
Loss on remeasurement of equity method investment	1,454	—	—
Income from operations	36,422	16,500	3,339
Interest income	4,185	4,728	6,630
Interest expense on third party debt	(43,891)	(53,004)	(99,629)
Interest expense on notes payable to affiliates	—	(119,858)	(236,598)
Loss from equity method investments	(3,810)	(271)	(5,147)
Gain on disposal of equity method investments	—	—	18,923
Loss on extinguishment of debt	(676)	(35,480)	(11,152)
Other income (expense), net	(1,231)	(986)	1,824
Loss before income taxes	(9,001)	(188,371)	(321,810)
Income tax (benefit) expense	(3,902)	677	(23,616)
Net loss	(5,099)	(189,048)	(298,194)
Income (loss) attributable to noncontrolling interest	1,821	369	(757)
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(6,920)	$(189,417)	$(297,437)

Weighted average shares of common stock outstanding:
Basic and diluted	45,099	43,132	41,882
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(0.15)	$(4.39)	$(7.10)

Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(5,099)	$(189,048)	$(298,194)
Foreign currency translation adjustment	(54,594)	(4,040)	(8,189)
Realized portion on cash flow hedge (net of tax of $0)	1,486	3,398	4,792
Actuarial gain (loss) on pensions (net of tax of $0)	776	(3,631)	(705)
Comprehensive loss	(57,431)	(193,321)	(302,296)
Comprehensive income (loss) attributable to noncontrolling interest	1,833	430	(754)
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	$(59,264)	$(193,751)	$(301,542)

See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Statements of Equity

(In thousands)

	Partnership		Intrawest Resorts Holdings, Inc.				Accumulated Other Comprehensive Income
	General Partner	Limited Partners	Common Stock		Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest
			Shares	Amount					Total
Balance, June 30, 2012	$—	$(884,308)	—	$—	$—	$—	$153,492	$—	$(730,816)
Net loss	—	(297,437)	—	—	—	—	—	(757)	(298,194)
Contribution from affiliates	—	6,700	—	—	—	—	—	—	6,700
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(8,192)	3	(8,189)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	4,792	—	4,792
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(705)	—	(705)
Unit-based compensation	—	317	—	—	—	—	—	—	317
Cash settlement of unit-based compensation	—	22	—	—	—	—	—	—	22
Balance, June 30, 2013	—	(1,174,706)	—	—	—	—	149,387	(754)	(1,026,073)
Net loss attributable from July 1, 2013 through December 8, 2013	—	(223,692)	—	—	—	—	—	(577)	(224,269)
Contribution from affiliates	—	1,675	—	—	—	—	—	—	1,675
Restructuring transactions on December 9, 2013 (Note 1)	—	1,396,723	41,882	419	2,864,320	(2,794,304)	52,670	—	1,519,828
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs of $9,020	—	—	3,125	31	28,449	—	—	—	28,480
Net income attributable from December 9, 2013 through June 30, 2014	—	—	—	—	—	34,277	—	946	35,223
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(4,101)	61	(4,040)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	3,398	—	3,398
Actuarial loss on pensions (net of tax of $0)	—	—	—	—	—	—	(3,631)	—	(3,631)
Shares issued under share-based compensation plan, net of shares withheld for employee taxes	—	—	19	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,303	—	—	—	1,303
Balance, June 30, 2014	—	—	45,026	450	2,894,072	(2,760,027)	197,723	(324)	331,894
Net (loss) income	—	—	—	—	—	(6,920)	—	1,821	(5,099)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(54,606)	12	(54,594)
Realized portion on cash flow hedge (net of tax of $0)	—	—	—	—	—	—	1,486	—	1,486
Actuarial gain on pensions (net of tax of $0)	—	—	—	—	—	—	776	—	776
Shares issued under share-based compensation plan, net of shares withheld for employee taxes	—	—	204	2	(867)	—	—	—	(865)
Share-based compensation	—	—	—	—	4,138	—	—	—	4,138
Balance, June 30, 2015	$—	$—	45,230	$452	$2,897,343	$(2,766,947)	$145,379	$1,509	$277,736

See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2015	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(5,099)	$(189,048)	$(298,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,076	55,413	59,582
Impairment of real estate and long-lived assets	—	871	1,195
Loss on remeasurement of equity method investment	1,454	—	—
Loss from equity method investments	3,810	271	5,147
Dividends from equity method investments	—	1,726	6,293
Deferred income taxes	(3,786)	105	(26,169)
Provision for doubtful accounts	187	1,584	2,370
Loss on extinguishment of debt	676	35,480	11,152
Amortization of deferred financing costs, facility fees, and discount	3,154	5,534	26,933
Non-cash changes to accumulated other comprehensive income	2,262	(233)	4,087
Share-based and unit-based compensation	4,138	1,303	317
(Gain) loss on disposal of equity method investments and assets	(2,280)	267	(6,475)
Accrued interest on notes payable to affiliates	—	119,858	236,506
Funding of pension plans	(3,011)	(1,101)	(816)
Changes in assets and liabilities, net of business acquisitions:
Restricted cash	2,392	2,170	(5,425)
Receivables	1,094	(420)	1,261
Inventories	(1,078)	(5,935)	5,141
Prepaid expenses and other assets	2,334	(1,416)	(1,999)
Real estate held for development	2,690	10,499	3,353
Accounts payable and accrued liabilities	(570)	3,035	10,818
Deferred revenue and deposits	11,694	2,921	8,096
Net cash provided by operating activities	79,137	42,884	43,173
Investing activities:
Capital expenditures	(41,873)	(45,242)	(30,919)
Acquisition of businesses, net of cash received	(41,467)	(2,524)	—
Purchase of land for development	—	(2,941)	—
Contributions to equity method investments	(4,115)	(3,751)	(816)
Proceeds from the sale of equity method investments and long-lived assets	3,436	772	135,902
Proceeds from insurance reimbursements	1,415	—	—
Net cash (used in) provided by investing activities	(82,604)	(53,686)	104,167

See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year Ended June 30,
	2015	2014	2013
Financing activities:
Proceeds from issuance of long-term debt	59,925	534,600	565,132
Proceeds from restricted cash	—	—	60,656
Repayments of bank and other borrowings	(11,323)	(588,251)	(744,245)
Net proceeds from initial public offering	—	28,480	—
Financing costs paid	(2,773)	(16,950)	(21,926)
Contributions from affiliates	—	49,984	6,700
Net cash provided by (used in) financing activities	45,829	7,863	(133,683)
Effect of exchange rate changes on cash	(7,802)	(816)	(790)
Increase (decrease) in cash and cash equivalents	34,560	(3,755)	12,867
Cash and cash equivalents, beginning of year	56,020	59,775	46,908
Cash and cash equivalents, end of year	$90,580	$56,020	$59,775

Supplemental information:
Cash paid for interest	$34,633	$40,958	$53,609
Cash paid for income taxes	$1,131	$279	$1,082
Non-cash investing and financing activities
Property, plant and equipment received not invoiced	$2,838	$—	$—
Property, plant and equipment financed by capital lease obligations	$107	$19,565	$—
Exchange of Tranche B Term Loans and Affiliate Loans for equity interest	$—	$1,471,627	$—

See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Revision of Previously Issued Financial Statements

Note 4 - Blue Mountain Acquisition

Note 5 - Earnings (Loss) Per Share

Note 6 - Supplementary Balance Sheet Information

Note 7 - Property, Plant and Equipment

Note 8 - Equity Method Investments

Note 9 - Intangible Assets

Note 10 - Goodwill

Note 11 - Notes Receivable

Note 12 - Long-Term Debt

Note 13 - Fair Value Measurements

Note 14 - Accumulated Other Comprehensive Income

Note 15 - Share-Based Compensation

Note 16 - Income Taxes

Note 17 - Commitments and Contingencies

Note 18 - Employee Benefit Plans

Note 19 - Related Party Transactions

Note 20 - Segment Information

Note 21 - Selected Quarterly Financial Data

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.	Formation and Business

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

Unless the context suggests otherwise, references in the notes to consolidated financial statements to the “Company”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the restructuring transactions described below under “Restructuring” and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions described below under “Restructuring”.

Business Operations

The Company conducts business through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company's mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario, of which the Company owned a 50.0% equity interest for all relevant periods prior to the Company's acquisition of the remaining 50.0% equity interest on September 19, 2014 (the "Blue Mountain Acquisition"). The Mountain segment derives revenue mainly from sales of lift products, lodging, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides helicopter accessed skiing, mountaineering and hiking at eleven lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of 37 Bell helicopters that are also used in the off-season for fire suppression activities and other commercial uses in the United States and Canada. The Company's subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties.

The Real Estate segment is comprised of Intrawest Resort Club Group (“IRCG”), a vacation club business, Intrawest Hospitality Management, Inc. (“IHM”), which principally manages condominium hotel properties in Maui, Hawaii and Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business, as well as the Company’s 50.0% interest in Mammoth Hospitality Management L.L.C. and 57.1% economic interest in Chateau M.T. Inc. The Real Estate segment is also comprised of real estate development activities and includes costs associated with these activities, such as planning activities and land carrying costs.

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest ULC”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $723.8 million of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split) and subsequently canceled. The Company's subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates (the "Third Lien Loan"), including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring”. The accompanying consolidated statements of operations include interest expense related to the notes payable to affiliates of zero, $119.9 million, and $236.6 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership was and continue to be under the common control of entities managed or controlled by Fortress Investment Group, LLC, (collectively “Fortress”). After the Restructuring and the completion of the Company's initial public offering in February 2014, Fortress beneficially owns 60.1% of the voting and economic equity interest of the Company. The Company is the parent holding company of the businesses conducted by Intrawest U.S. and Intrawest ULC and their respective subsidiaries. Due to the entities being under common control, the assets, liabilities and equity contributed to the Company were recorded at their historical carrying values on the consolidated balance sheet. The accompanying consolidated statements of operations include the historical results of the Partnership combined with the results of the Company since the Restructuring. The consolidated statements of equity include $2.8 billion of accumulated net losses attributable to the partners, which were converted to and reflected as an accumulated deficit of the Company. The historical contributed capital from partners of $1.4 billion, combined with the debt to equity conversion from the Restructuring was converted to and reflected as additional paid-in capital (“APIC”). The consolidated statement of cash flows for the year ended 2014 reflects the activity of the historical Partnership balances combined with those of the Company since the Restructuring. As a result of the Restructuring, the accompanying consolidated balance sheet as of June 30, 2014 reflects the removal of approximately $4.1 million in total assets as the European operations of the Partnership were not contributed to the Company in connection with the Restructuring. In addition, the accompanying consolidated balance sheet as of June 30, 2014 reflects an additional $1.5 billion of APIC related to the conversion of the $1.1 billion of affiliate debt and the removal of the principal balance and accrued and unpaid interest of the Third Lien Loan.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current period financial statement presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and a variable interest entity ("VIE") for which the Company is the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company’s share of post-acquisition earnings or losses increased by contributions less distributions received.

In January 2013, the Company's Canadian helicopter business was reorganized and Alpine Helicopters Inc. (“Alpine Helicopters”), in which the Company owns a 20.0% equity interest, was formed. Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH operations. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying consolidated financial statements. As of June 30, 2015, Alpine Helicopters had total assets of $10.3 million and total liabilities of $6.1 million.

On September 19, 2014 (the "Acquisition Date"), the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc. (“Blue Mountain Holdings”) as described in Note 4, "Blue Mountain Acquisition". The accompanying consolidated financial statements reflect the Company's equity method investment in Blue Mountain prior to the Blue Mountain Acquisition and the consolidated results for the period from the Acquisition Date through June 30, 2015.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents are held in highly liquid investments, primarily demand deposit accounts with highly rated U.S. and Canadian financial institutions, with remaining terms to maturity of three months or less at acquisition.

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

Interest income on notes receivables is recognized on an accrual basis when earned. Interest income was $4.2 million, $4.7 million and $6.6 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Inventories

Inventories consisting of retail goods, food and beverage products are recorded at the lower of cost or net realizable value, determined using the weighted-average cost method. The Company records an estimate for shrinkage and obsolete or unusable inventory. Aviation part inventories are recorded at the lower of cost or net realizable value, determined using the specific identification method.

Vacation points inventories are stated at the lower of cost or market value less cost to sell. Inventory costs are allocated to cost of point sales using a method that approximates the relative sales value method. The Company periodically reviews the carrying value of the inventory for impairment.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost less accumulated depreciation less any impairment loss. Repairs and maintenance are expensed as incurred. Expenditures that improve the service capacity or extend the useful life of an asset are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income (loss). Depreciation is calculated using the straight-line method over the estimated useful life of each asset. The estimated useful lives of each asset category are as follows:

Asset Category	Estimated Life in Years
Buildings and building improvements	5-40
Ski lifts and area improvements	5-30
Automotive, helicopters and other equipment	2-20
Golf course improvements	20

Certain buildings, area improvements and equipment are located on leased or licensed land and are amortized over the lesser of the lease or license term or the assets' estimated useful life.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Real Estate Held for Development

Real estate held for development is recorded at the lower of cost or net realizable value. Land and infrastructure development costs include all expenditures incurred in connection with the acquisition, development and construction of real estate. These expenditures consist of all direct costs, interest on specific debt, interest on total costs financed by the Company's pooled debt and property taxes during the development period. The Company expenses costs directly related to the acquisition of new real estate properties and resort businesses. Costs incurred in connection with operating properties classified as real estate held for development, including indirect and general and administrative overhead costs, are recorded to operating expenses when incurred. Sales commission expenses are recorded in the same period that the related revenue is recorded.

Real estate held for development is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of a particular real estate property exceeds the estimated net realizable value. The Company recorded impairment charges of $0.6 million and $1.1 million in the years ended June 30, 2014 and 2013, respectively, primarily related to legacy and non-core operations. The Company did not record an impairment related to real estate held for development for the year ended June 30, 2015.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of June 30th and at any time when events or circumstances suggest impairment may have occurred. The Company has reporting units with allocated goodwill in both the Mountain and Real Estate segments.

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

Goodwill is the Company's only indefinite-lived intangible. Definite-lived intangible assets are amortized using the straight line method over the shorter of their contractual term or estimated useful lives.

The Company's major definite-lived intangible asset categories and estimated useful lives are as follows:

Intangible Asset Category	Estimated Life in Years
Permits and licenses	20-45
Trademarks and trade names	10-20
Customer relationships	4-8
Other	8-20

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

Deferred Revenue and Deposits

Deferred revenue and deposits are comprised primarily of season pass revenue, lodging and tour deposits, deposits on real estate sales and mountain club initiation deposits. Deferred revenue relating to the sale of season passes is recognized throughout the season based on historical usage patterns. Lodging and tour deposits deferred revenue is recognized when the related service is provided. Deferred revenue relating to real estate deposits is recognized upon closing of the sale or upon fulfillment of any future obligations. Deferred revenue relating to mountain club initiation deposits is recognized on a straight-line basis over the estimated life of the club.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Self-Insured Liabilities

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

Liabilities for insurance-related assessments are not discounted. As of June 30, 2015 and 2014, $1.6 million and $1.9 million of the liability balances are included in accounts payable and accrued liabilities, respectively, on the consolidated balance sheets and $6.5 million and $5.6 million, respectively, are included in other long-term liabilities.

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

(i)
Mountain segment revenue is derived from a wide variety of sources, including sales of lift products (including season passes), ski school operations, retail sales, equipment rentals, lodging operations and food and beverage operations. Persuasive evidence is obtained and collection of funds is assured through cash transactions or credit card validation at the point of sale. Revenue is recognized as goods are delivered or services are performed. Season pass revenue, although primarily collected prior to the ski season, is recognized in our consolidated financial statements during the ski season based on the estimated average number of visits by season pass holders in each month during the ski season, which is based on historical three year average visitation by season pass holders at our resorts. Frequency product revenue is recognized as used, and unused portions are recognized based on the prior three year average usage for each frequency product.

(ii)
Adventure segment revenue is derived from a variety of sources, primarily from all-inclusive packages for stays and tours for helicopter accessed skiing, mountaineering and hiking at Company owned and leased lodges, as well as ancillary revenue from helicopter maintenance, repair, and overhaul services, leasing, and off-season fire suppression services. Revenue is recognized as goods are delivered or services are performed. For CMH adventure vacation packages, payments in advance are recognized as revenue as goods are delivered or services are performed.

(iii)
The Real Estate segment earns revenue from IRCG, IHM and Playground. IRCG generates revenue from the sale of vacation points, management of properties for Club Intrawest, an unaffiliated, not-for-profit entity, management of a private exchange company, and income on the receivables portfolio. Vacation points revenue associated with membership in the vacation ownership business of IRCG is recognized when the purchaser has paid the amount due on closing, all contract documentation has been executed and all other significant conditions of sale are met. The Company follows real estate time-sharing accounting principles, which set out specific guidelines for assessing whether the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Such a demonstration is required for the seller of a time-sharing arrangement to recognize profit by the full accrual method. Sales are recorded upon closing when profitability can be determined and collectability can be reasonably assured. Buyers can finance a portion of the sales price through nonrecourse loans. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue from the commissions on the sales of real estate. The Company also manages commercial real estate for owned properties and third parties.

Commission revenue from brokerage operations for the Company owned real estate is included in Real Estate revenue and is recognized at the time an offer of sale is closed by the purchaser or all other contractual obligations have been satisfied. Commission revenue for third-party projects from real estate brokerage operations is included in Real Estate revenue and is recognized when the deal's listing agreement is executed.

Advertising Costs

The Company expenses advertising costs at the time such advertising occurs. Advertising costs are classified in operating expenses on the consolidated statements of operations and were $17.4 million, $16.5 million and $14.4 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between tax basis of assets and liabilities and book basis reported in the consolidated balance sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. To the extent that it is considered to be more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is provided.

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

The accounts of entities where the USD is not the functional currency are translated into USD using the exchange rate in effect at the balance sheet date for asset and liability amounts and at the monthly average rate in effect for the period for amounts included in the determination of income. Cumulative unrealized gains or losses arising from the translation of the financial position of these subsidiaries into USD are included in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).

Exchange gains or losses arising from transactions that are denominated in foreign currencies into the applicable functional currency are included in the determination of income and are classified in other income (expense), net in the consolidated statements of operations.

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

In addition, certain current and former employees are covered by noncontributory defined benefit pension plans. These plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service and level of compensation during the final years of employment. The Company accounts for these defined benefit plans by accruing its obligations under the employee benefit plans and the related costs as the underlying services are provided. The Company has frozen the plans and no further service benefits are being earned by plan participants in the defined benefit plans.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The funded status of defined benefit plans is recognized entirely on the consolidated balance sheets. The amount recognized as an asset or liability for pension and other postretirement benefit plans is measured as the difference between the benefit obligation and the fair value of plan assets. Overfunded plans are aggregated and recognized as an asset while underfunded plans are aggregated and recognized as a liability. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net pension expense are recognized in AOCI, net of income tax effects. Actuarial gains and losses are comprised of changes in the amount of either the projected benefit obligation (for pension plans), the accumulated benefit obligation (for other postretirement plans) or differences between actual and expected return on plan assets and from changes in assumptions. The Company measures its pension assets and liabilities as of June 30th of each year.

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

•	Level 3 – Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company has various short-term financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities. Due to their short-term nature, the instruments’ book value approximates fair value.

The fair value of the Senior Debt (as defined in Note 12, “Long-Term Debt”) was estimated using quoted prices for the Company's instruments in markets that are not active and was considered a Level 2 measure. The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

The Company’s long-term debt obligations are not measured and carried at fair value on a recurring basis. The Company’s debt is initially recorded based upon historical cost. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of regulatory insurance limits. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and small transactions associated with the Company’s consumer and retail operations and the wide variety of customers and markets in which the Company transacts business. No customer represented 10% or more of total revenue or receivables during the years ended June 30, 2015, 2014 and 2013. Where the Company provides financing, the Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which requires the Company to subsequently measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. For public business entities, the guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact that ASU 2015-11 will have on its consolidated financial statements, if any.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share ("ASU 2015-07"). This update removes the requirement to categorize investments measured at fair value using net asset value per share within the fair value hierarchy. The standard is effective for all fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-07 effective June 30, 2015 on a retrospective basis. As a result, the Company did not categorize investments in the fair value hierarchy which are measured at fair value using net asset value per share as described in Note 18, "Employee Benefit Plans".
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). This update is intended to reduce diversity in practice by providing explicit guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company has not yet selected a transition method and is currently in the process of evaluating the impact that ASU 2015-05 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct reduction of the carrying value of the related debt, consistent with debt discounts and premiums. The standard is effective for all periods beginning on or after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 effective March 31, 2015 on a retrospective basis. As a result of adopting this guidance, the Company has presented debt issuance costs as a direct reduction of the related debt liability, as appropriate, in the consolidated balance sheets for all periods presented. As a result, $15.2 million and $15.4 million of debt issuance costs are now recorded as a reduction of long-term debt as of June 30, 2015 and June 30, 2014, respectively.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company beginning July 1, 2018. In August 2015, the FASB issued a one-year deferral to the effective date with an option to permit adoption as early as the original effective date of July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

3.	Revision of Previously Issued Financial Statements

In the third quarter of fiscal year 2015, the Company identified errors primarily related to the accounting for initiation fees associated with the sale of memberships in a private club. The errors impacted prior reporting periods, starting in fiscal year 2003. The Company has assessed the cumulative impact of these errors on each period impacted under the guidance of FASB Accounting Standards Codification Topic 250-10, Accounting Changes and Error Corrections, related to SEC Staff Accounting Bulletin ("SAB") No.99, Materiality, and has determined that the impact of the errors was not material, both individually and in the aggregate, to any previously issued financial statements. The Company has elected to revise its previously issued financial statements to facilitate comparisons across periods. In addition, the Company corrected other immaterial out-of-period adjustments to reflect those items in the periods in which the transactions originated.

The following is a description of the nature of the errors:

•
The Company incorrectly recognized revenue on initiation fees related to memberships in a private club. The revenue should have been recognized over the expected useful life of the private club at one of its resorts.The impact of this error was a decrease in revenue of $0.4 million and $0.5 million for the years ended June 30, 2014 and 2013, respectively, and an increase in deferred revenue of $3.1 million for the year ended June 30, 2014.

•
The Company did not properly record the present value of its future liability for initiation fee refunds related to memberships in a private club. The impact of this error was an increase to other long-term liabilities of $5.5 million for the year ended June 30, 2014 and a corresponding increase in interest expense of $0.6 million and $0.5 million for the years ended June 30, 2014 and 2013, respectively.

•
The Company also corrected other immaterial errors including (i) timing of certain helicopter depreciation expense, (ii) amortization of deferred losses related to a terminated interest rate hedge, (iii) classification of discounts and complimentary usage on heli-skiing trips, and (iv) timing of expenses associated with a self-insurance liability.

The Company has revised the Consolidated Balance Sheet as of June 30, 2014 and the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2014 and 2013. The Company has also revised the Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013.

Selected Items (in thousands)	As Previously Reported	Revision Adjustment	As Revised

Consolidated Balance Sheet
	Presentation as of June 30, 2014
Total current liabilities	$128,096	$1,225	$129,321
Total liabilities	770,696	(6,545)	764,151
Total equity	340,774	(8,880)	331,894

Consolidated Statement of Operations and Comprehensive Loss
	Presentation as of the year ended June 30, 2014
Revenue	$527,106	$(1,853)	$525,253
Operating expenses	452,082	120	452,202
Depreciation and amortization	56,567	(1,154)	55,413
Income from operations	17,319	(819)	16,500
Net loss	(188,203)	(845)	(189,048)

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Selected Items (in thousands)	As Previously Reported	Revision Adjustment	As Revised

Consolidated Statement of Operations and Comprehensive Loss
	Presentation as of the year ended June 30, 2013
Revenue	$524,407	$(1,569)	$522,838
Operating expenses	448,944	(2,670)	446,274
Depreciation and amortization	58,342	1,240	59,582
Income from operations	3,478	(139)	3,339
Net loss	(296,714)	(1,480)	(298,194)

Consolidated Statement of Cash Flows
	Presentation as of the year ended June 30, 2014
Net cash provided by operating activities	$44,089	$(1,205)	$42,884
Effect of exchange rate changes on cash	(2,021)	1,205	(816)

Consolidated Statement of Cash Flows
	Presentation as of the year ended June 30, 2013
Net cash provided by operating activities	$41,765	$1,408	$43,173
Net cash provided by investing activities	105,407	(1,240)	104,167
Effect of exchange rate changes on cash	(622)	(168)	(790)

Adjusted EBITDA
Presentation as of the year ended June 30, 2014
Total Adjusted EBITDA	$103,317	$(2,123)	$101,194

Adjusted EBITDA
Presentation as of the year ended June 30, 2013
Total Adjusted EBITDA	$105,260	$918	$106,178

4.     Blue Mountain Acquisition

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

The Blue Mountain Acquisition was accounted for as a business combination. Costs related to the Blue Mountain Acquisition of approximately $0.8 million were expensed during the year ended June 30, 2015 and were included within other income (expense), net in the accompanying consolidated statements of operations.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Prior to the Blue Mountain Acquisition, the Company held a 50.0% equity interest in Blue Mountain. The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The Company valued its previously held equity interest at $54.8 million, which was determined by management with the assistance of a third party valuation firm, based on information available at the acquisition date, current assumptions as to future operations and the per share value issued as of the date the Company obtained control, which is considered a Level 3 measurement. This valuation resulted in a loss of $1.5 million included within loss on remeasurement of equity method investments in the accompanying consolidated statements of operations for the year ended June 30, 2015.

Net Assets Acquired

The following table shows the amounts recognized as of the Acquisition Date for each major class of assets acquired and liabilities assumed and the resulting purchase price allocation (in thousands):

As of September 19, 2014
Assets acquired:
Cash and cash equivalents	$13,308
Receivables	1,931
Other current assets	5,516
Property, plant and equipment	85,751
Intangibles	8,661
Other long-term assets	5
Total assets acquired	115,172
Liabilities assumed:
Accounts payable and accrued liabilities	13,777
Deferred revenue and deposits	5,046
Net identifiable assets acquired	$96,349
Goodwill	$13,201

The assets acquired and liabilities assumed, as well as the results of operations from the Acquisition Date through the period ended June 30, 2015, are included within the Mountain segment. Goodwill of $13.2 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recorded is primarily attributable to economies of scale, opportunities for synergies and any intangible assets that do not qualify for separate recognition. None of the goodwill is deductible for tax purposes.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Acquired identifiable intangible assets and their estimated useful life in years are as follows (in thousands):

	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Trademarks and trade names	$4,107	20
Customer relationships	4,554	4
Total intangible assets	$8,661

Actual and Pro Forma Results

The following table shows the revenue and net income included in the accompanying consolidated statements of operations resulting from the Blue Mountain Acquisition since the Acquisition Date (in thousands):

Year Ended June 30, 2015
Revenue	$57,691
Net income attributable to Intrawest Resorts Holdings, Inc.	$6,154

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

	Year Ended June 30,
	2015	2014
Revenue	$600,266	$599,060
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(8,041)	$(191,385)
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(0.18)	$(4.44)

5.	Earnings (Loss) Per Share

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

Because the Company accounted for the Restructuring as a transaction among entities under common control, the Company retrospectively presented the shares outstanding for all periods prior to the Restructuring.

Due to the Company's reported net loss for the years ended June 30, 2015 and 2014, the effect of 1.0 million and 0.1 million potentially dilutive securities were not included in the calculation of EPS as the effect would be anti-dilutive. There were no potentially dilutive securities outstanding during the year ended June 30, 2013. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Year Ended June 30,
	2015	2014	2013
Basic and Diluted EPS
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(6,920)	$(189,417)	$(297,437)
Weighted average common shares outstanding	45,099	43,132	41,882
	$(0.15)	$(4.39)	$(7.10)

6.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Trade receivables	$38,786	$37,988
Loans, mortgages and notes receivable	5,553	6,603
Allowance for doubtful accounts	(1,571)	(4,183)
Total current receivables	$42,768	$40,408

Prepaid expenses and other assets

Prepaid expenses and other assets as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Capital spares	$11,640	$11,160
Prepaid insurance	5,353	3,721
Other prepaid expenses	6,404	8,469
Other current assets	311	157
Total prepaid expenses and other assets	$23,708	$23,507

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Trade payables	$55,835	$52,761
Accrued liabilities	11,389	10,299
Total accounts payable and accrued liabilities	$67,224	$63,060

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Current deferred revenue and deposits

Current deferred revenue and deposits as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Season pass and other deferred revenue	$41,566	$32,204
Lodging and tour deposits	23,510	15,171
Deposits on real estate sales	2,986	8,313
Total current deferred revenue and deposits	$68,062	$55,688

Other long-term liabilities

Other long-term liabilities as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Pension liability, net of funded assets	$33,150	$39,098
Forgivable government grants	8,950	11,460
Other long-term liabilities	18,021	23,877
Total other long-term liabilities	$60,121	$74,435

7.    Property, Plant and Equipment

Property, plant and equipment, net, including capital lease assets, as of June 30, 2015 and 2014, consisted of the following (in thousands):

	June 30,
	2015	2014
Land	$47,856	$40,223
Buildings and building improvements	302,291	272,769
Ski lifts and area improvements	272,032	242,093
Automotive, helicopters and other equipment	290,987	300,299
Golf course improvements	23,638	23,483
Gross property, plant and equipment	936,804	878,867
Less: accumulated depreciation	(407,547)	(388,729)
Property, plant and equipment, net	$529,257	$490,138

As of June 30, 2015 and 2014, the carrying value of leased assets was $31.9 million and $32.0 million, respectively, net of accumulated amortization of $6.8 million and $5.6 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Depreciation expense for property, plant and equipment for the years ended June 30, 2015, 2014 and 2013 was $53.1 million, $48.9 million and $52.8 million, respectively.

During the years ended June 30, 2014 and 2013, certain asset groups related to legacy and non-core operations experienced deteriorated financial performance, reduced profitability, and forecasted future losses, which were indicators of potential impairment. The Company tested the recoverability of certain asset groups using projected future undiscounted cash flows and recorded impairment charges of zero, $0.2 million and $0.1 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

8.     Equity Method Investments

The Company had the following ownership interest in its equity method investments as of June 30, 2015:

Equity Method Affiliates	Ownership Interest
Chateau M.T. Inc.	49.5%
Mammoth Hospitality Management, LLC	50.0%
MMSA Holdings Inc.	15.0%
Mammoth Resorts LLC	15.0%

The Company holds less than a 20% ownership interest in MMSA Holdings Inc. and Mammoth Resorts LLC, (collectively referred to herein as the "Mammoth family of resorts"); however, the equity method is used to account for these investments because the Company believes it exercises significant influence over the Mammoth family of resorts by holding a seat on the board of directors, which has eight members.

The Company holds a 49.5% voting interest in Chateau M.T. Inc. ("Chateau") with a non-voting debt interest that can be converted to voting interest, resulting in up to a 57.1% economic interest in Chateau.

Financial information for the Company's equity method investments in the aggregate is summarized below and includes the Company's 50.0% equity investment in Blue Mountain Resorts Limited prior to the Blue Mountain Acquisition for all relevant periods presented (in thousands):

	Year Ended June 30,
	2015	2014	2013
Revenue	$163,992	$213,082	$271,376
Operating expenses	19,438	16,785	17,028
Gross profit	144,554	196,297	254,348
Loss from operations	(21,297)	(7,377)	(28,329)
Net loss	(21,484)	(7,176)	(21,033)
Loss attributable to noncontrolling interest	(17,674)	(6,905)	(15,886)
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(3,810)	$(271)	$(5,147)

	June 30,
	2015	2014
Current assets	$45,461	$53,474
Noncurrent assets	455,994	502,742
Total assets	501,455	556,216
Current liabilities	59,054	74,864
Noncurrent liabilities	251,172	223,837
Total liabilities	310,226	298,701
Equity attributable to shareholders of investees	183,695	250,145
Equity attributable to noncontrolling interest	7,534	7,370
Total equity	191,229	257,515
Intrawest Resorts Holdings, Inc. equity investment	$25,394	$87,282

The Company's carrying amount of its equity method investments reflects its expectation of cash to be realized from its interests in the net assets of the affiliate, taking into account the return order of equity distribution per the respective agreements. The difference between the carrying value and the underlying equity in net assets is primarily comprised of goodwill.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

9.	Intangible Assets

Finite-lived intangible assets as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Permits and licenses	$13,278	$4,558	$8,720
Trademarks and trade names	74,645	30,183	44,462
Customer relationships	18,987	15,700	3,287
Other	9,172	9,140	32
	$116,082	$59,581	$56,501

	June 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Permits and licenses	$15,523	$4,765	$10,758
Trademarks and trade names	74,840	27,944	46,896
Customer relationships	16,905	16,075	830
Other	10,268	10,231	37
	$117,536	$59,015	$58,521

Amortization expense for intangible assets for the years ended June 30, 2015, 2014 and 2013 was $6.0 million, $6.5 million and $6.8 million, respectively.

Amortization expense for intangible assets for the next five fiscal years is estimated to be as follows (in thousands):

2016	$5,304
2017	5,272
2018	5,272
2019	4,471
2020	4,250

10.    Goodwill

The goodwill balance as of June 30, 2015 and 2014 was $106.5 million and $94.6 million, respectively. Goodwill of $105.3 million and $1.2 million is included in the Mountain and Real Estate segment, respectively. During the year ended June 30, 2015, the Company recorded a $13.2 million increase to goodwill as a result of the Blue Mountain Acquisition, partially offset by the effect of foreign currency translation. The goodwill represents the excess of the purchase price over the net assets acquired. Goodwill is not amortized; however, it is deductible for income tax purposes, with the exception of the goodwill recorded as a result of the Blue Mountain Acquisition as it is included in the cost basis for income tax purposes. The Company did not record any impairment of goodwill for the years ended June 30, 2015, 2014 and 2013.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

11.	Notes Receivable

IRCG, the Company’s vacation club business, allows deferred payment terms that exceed one year for customers purchasing vacation points. A note receivable exists when all contract documentation has been executed. Notes receivable primarily consist of nonrecourse installment loans. The Company performs a credit review of its notes receivable individually each reporting period to determine if an allowance for credit losses is required. As of June 30, 2015 and 2014, gross notes receivable were $29.9 million and $40.2 million, respectively, of which $5.1 million and $6.0 million, respectively, were included in current receivables on the consolidated balance sheets. As of June 30, 2015 and 2014, the allowance for credit losses on the notes receivable was $1.9 million and $2.9 million, respectively.

12.	Long-Term Debt

Long-term debt as of June 30, 2015 and June 30, 2014 consisted of the following (in thousands):

		June 30,
	Maturity	2015	2014
Senior Debt	2020	$571,745	$516,924
Other debt obligations	2016-2023	2,096	3,584
Total		573,841	520,508
Less: Long-term debt due within one year		6,919	6,644
Total long-term debt		$566,922	$513,864

Senior Debt

In conjunction with the Restructuring, one of the Company’s subsidiaries, as borrower, and several of the Company's U.S. subsidiaries, as guarantors, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Note 4, "Blue Mountain Acquisition". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The Incremental Amendment has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million, so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants of the Credit Agreement.

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

On April 29, 2015, certain of the subsidiaries of the Company that guarantee the Company’s Senior Debt executed the second amendment (the “Second Amendment”) to the Company’s existing Credit Agreement.  The Second Amendment adjusted the Company’s Term Loan to reduce the applicable margin for borrowings under the Term Loan from 4.50% to 3.75% for adjusted LIBOR loans. In addition to the re-pricing of the applicable margin, the terms of the Second Amendment also provide a twelve month “soft call” protection for lenders at a price of 101, or 101% of the then current Term Loan principal amount. All other terms and conditions of the Second Amendment are consistent with the Credit Agreement.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

On June 1, 2015, certain of the subsidiaries of the Company that guarantee the Company’s Senior Debt entered into the third amendment (the “Third Amendment”) to the Company’s existing Credit Agreement. The Third Amendment adjusted the terms of the Company's Revolver to decrease the Company's applicable margin for Eurodollar rate loans from 4.50% to 3.75%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 4.25% to 3.50% if the total secured debt leverage ratio is less than 4.50:1.00. The Third Amendment also decreased the Company's applicable margin for base rate loans from 3.50% to 2.75%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 3.25% to 2.50% if the total secured debt leverage ratio is less than 4.50:1.00. All other terms and conditions of the Third Amendment are consistent with the Credit Agreement.

The Company's current applicable margin is 3.75% under the Term Loan, 4.50% under the LC Facility, and 3.75% under the Revolver.

The net cash proceeds from the Term Loan were reduced by an original issue discount ("OID") of 0.9%, or $5.5 million, after giving effect to the Incremental Amendment. The OID is amortized into interest expense using the effective interest method. There was $4.3 million and $4.9 million of unamortized OID remaining as of June 30, 2015 and 2014, respectively.

The Company has incurred $19.7 million of debt issuance costs in connection with the Senior Debt, which is presented as a direct reduction of the carrying value of the long-term debt on the accompanying consolidated balance sheets following the adoption of ASU 2015-03. These costs are amortized into interest expense using the effective interest method. There was $15.2 million and $15.4 million of unamortized costs remaining as of June 30, 2015 and 2014, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with respect to certain other borrowings of the Company's subsidiaries. Additionally, the Credit Agreement requires the borrower to comply with a total secured debt leverage ratio to the extent that more than 30.0% of the Revolver is outstanding (including outstanding swingline loans and letters of credit) on the last day of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at June 30, 2015.

The LC Facility and the Revolver each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $45.4 million and $47.6 million of irrevocable standby letters of credit outstanding under the LC Facility at June 30, 2015 and 2014, respectively. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver as of June 30, 2015 and 2014.

Other Debt Obligations

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations is 5.6% for the year ended June 30, 2015.

Maturities

Current maturities represent principal payments due in the next 12 months. As of June 30, 2015, the long-term debt aggregate maturities for the 12 month period ended June 30 of each of the following years are set forth below (in thousands):

2016	$6,919
2017	6,319
2018	6,133
2019	6,140
2020	6,147
Thereafter	561,736

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Interest Expense

The Company recorded interest expense of $43.9 million, $172.9 million, and $336.2 million in the consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013, respectively, of which $3.2 million, $4.6 million, and $5.9 million was amortization of deferred financing costs and the OID.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining terminated swap liability of $1.9 million as of June 30, 2015 is recorded in AOCI and will be recognized periodically through March 31, 2017 through interest expense. Approximately $1.2 million of deferred losses related to the terminated interest rate swaps will be amortized from AOCI into interest expense in the next 12 months. The portion included in interest expense in the consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013 was $1.5 million, $3.4 million, and $4.8 million, respectively.

13.	Fair Value Measurements

As of June 30, 2015 and 2014, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

A summary of the carrying amount and fair value of the Company's financial instruments for which there is a difference between the carrying value and fair value is as follows (in thousands):

	June 30, 2015		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$571,745	$595,362	$516,924	$548,046
Other debt obligations	2,096	1,793	3,584	3,114

14.	Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in AOCI, by component, for the years ended June 30, 2015 and 2014 (in thousands):

Accumulated other comprehensive income, June 30, 2013	$149,387
Restructuring transactions on December 9, 2013	52,670
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,101)
Realized portion on cash flow hedge (net of tax of $0) (a)	3,398
Actuarial loss on pensions (net of tax of $0) (b)	(3,631)
Accumulated other comprehensive income, June 30, 2014	197,723
Other comprehensive income (loss):
Foreign currency translation adjustments	(54,606)
Realized portion on cash flow hedge (net of tax of $0) (a)	1,486
Actuarial gain on pensions (net of tax of $0) (b)	776
Accumulated other comprehensive income, June 30, 2015	$145,379

(a)	Amount reclassified out of AOCI is included in interest expense on third party debt in the accompanying consolidated statements of operations.

(b)
For the years ended June 30, 2015 and 2014, other comprehensive income before reclassifications was $0.2 million and $4.5 million, respectively, and $1.0 million and $0.9 million, respectively, was reclassified from AOCI and included in operating expenses in the consolidated statements of operations.

15.	Share-Based Compensation

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

A total of 1,240,699 shares of common stock were available for future grant under the Plan at June 30, 2015.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Restricted Stock Awards

As of June 30, 2015, the Board of Directors had granted 930,809 restricted stock units to the Company’s officers and employees, and 25,000 shares of restricted stock to the Company’s non-employee directors (collectively referred to herein as the "Restricted Stock Awards"). Restricted Stock Awards generally vest ratably upon the satisfaction of a defined service condition. The restricted stock is legally outstanding upon grant subject to restrictions that lapse as the award vests. Upon vesting, each restricted stock unit is exchanged for one share of the Company’s common stock or cash, at the Company’s discretion. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the grant date. The related compensation expense is recognized over the applicable requisite service period.

A summary of Restricted Stock Awards activity during the years ended June 30, 2015 and 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Total unvested awards - January 30, 2014	—	$—
Granted	858,339	11.97
Vested	(27,778)	12.00
Forfeited	(45,834)	12.00
Total unvested awards - June 30, 2014	784,727	$11.97
Granted	97,470	10.26
Vested	(276,199)	11.97
Forfeited	(269,493)	12.00
Total unvested awards - June 30, 2015	336,505	$11.45

The total fair value of Restricted Stock Awards vested for the years ended June 30, 2015 and 2014 was $0.3 million and $3.0 million, respectively.

The outstanding unvested Restricted Stock Awards at June 30, 2015 are scheduled to vest in each fiscal year as follows:

Vesting Date	Number of Awards
2016	158,760
2017	145,190
2018	32,555
2019	—
2020	—
Total	336,505

Stock Options

During the year ended June 30, 2015, the Board of Directors granted the Company's current Chief Executive Officer ("CEO") an option to purchase 2,700,000 shares (the "Options") under the Plan with a contractual term of 10 years. The Options have a weighted average exercise price of $11.25 and will become vested and exercisable over a three year period, provided that the CEO remains in continuous employment with the Company. The related compensation expense is recognized over the applicable requisite service period.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The fair value of the Options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

Expected stock price volatility	32.5%
Expected term (in years)	6.3
Risk-free interest rate	1.8%
Dividend yield	0.0%
Weighted average fair value per option	$3.46

The risk-free interest rate is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury bonds with maturities that approximate the expected term. The Company used the simplified method to estimate the expected term as it does not have sufficient historical exercise data given its limited history of employee grants. The simplified method, permitted by the SEC, is calculated as the average of the vesting period and the contractual term of the options.

The expected stock price volatility is derived from historical volatilities of several public companies within industries related to the Company. The historical volatility of selected peer companies is weighted based on certain qualitative factors including size, industry, and availability of historical data and combined to produce a single volatility factor.

The outstanding unvested Options at June 30, 2015 are scheduled to vest in each fiscal year as follows:

Vesting Date	Number of Options
2016	—
2017	1,350,000
2018	1,350,000
2019	—
2020	—
Total	2,700,000

Share-Based Compensation Expense

For the years ended June 30, 2015 and 2014, there was $2.7 million and $1.3 million, respectively, of compensation expense related to the Restricted Stock Awards and $1.4 million and zero of compensation expense related to the Options, respectively. Compensation expense related to the Restricted Stock Awards and Options is included in operating expenses in the accompanying consolidated statements of operations.

As of June 30, 2015, there was $2.4 million and $5.5 million of unrecognized compensation expense related to the unvested Restricted Stock Awards and the Options, respectively, which is expected to be recognized over a weighted average period of approximately 2.0 years and 2.4 years, respectively.

16.	Income Taxes

The United States and foreign components of income tax expense (benefit) consisted of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
United States	$(1,147)	$57	$173
Foreign	(2,755)	620	(23,789)
	$(3,902)	$677	$(23,616)

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The components of income tax expense (benefit) from continuing operations consisted of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
Current income taxes:
United States	$(1,147)	$57	$173
Foreign	1,031	515	2,380
Total current income tax (benefit) expense	(116)	572	2,553
Deferred income taxes:
United States	—	—	—
Foreign	(3,786)	105	(26,169)
Total deferred income tax (benefit) expense	(3,786)	105	(26,169)
	$(3,902)	$677	$(23,616)

As a result of the acquisition of the remaining 50.0% equity interest in Blue Mountain, and the subsequent restructuring of the wholly owned interest, the Company was able to reverse $3.1 million of a deferred tax liability and $0.7 million of income tax payable, both of which are reflected in the deferred tax provision.
For all years presented, the reconciliation of income taxes is calculated at the blended statutory federal rates of the United States and Canada. The reconciliation of income taxes to the actual income tax expense (benefit) is as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Income tax at blended statutory federal rate	$(2,119)	$(52,141)	$(100,504)
State tax, net of federal benefit	197	(4,296)	(5,742)
Foreign exchange rate differential	26,630	2,191	4,605
Nondeductible impairments and expenses	634	642	(11,662)
Alternative minimum and other	(3,928)	(10,538)	502
Change in tax laws and rates	(2,080)	(476)	(3,653)
Change in valuation allowance	(21,213)	65,295	92,838
Other one-time items	(2,023)	—	—
Income tax expense (benefit)	$(3,902)	$677	$(23,616)

For the year ended June 30, 2013, the reconciliation of income taxes includes the European operations of the Partnership. Due to the Restructuring that occurred in the year ended June 30, 2014, the European operations are no longer reflected as part of the total provision (benefit) for income taxes. In the year ended June 30, 2015, there were certain one-time tax benefits that impacted the income tax provision. In the US, there was a reversal of a previously accrued tax expense and a true-up of the income taxes payable, which resulted in a combined benefit of $1.3 million. In Canada, there was a reversal of $0.7 million of income taxes payable as a result of the acquisition of the remaining 50.0% equity interest in Blue Mountain and the subsequent restructuring of the wholly owned interest.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities as of June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Deferred tax assets:
Real estate held for development	$37,582	$36,748
Loss carryforwards	500,485	527,878
Differences in working capital deductions for tax and accounting purposes	16,113	16,774
Bank and other indebtedness	2,303	633
Intangible assets	7,189	7,986
Investments	3,598	2,050
Property, plant and equipment	8,273	6,065
Other	18,948	24,169
Total gross deferred tax assets	594,491	622,303
Valuation allowance	(586,092)	(607,305)
Net deferred tax assets	8,399	14,998
Deferred tax liabilities
Property, plant and equipment	3,227	5,542
Investments	2,927	4,194
Intangible assets	2,324	5,348
Total gross deferred tax liabilities	8,478	15,084
Net deferred tax liabilities	$79	$86
As of June 30, 2015 and 2014, net deferred tax liabilities of $0.1 million are included within other long-term liabilities on the consolidated balance sheets. The gross deferred tax liability is noncurrent and the deferred tax asset, net of the valuation allowance, is also noncurrent. There is no current deferred tax asset due to the valuation allowance.

The decrease in the net deferred tax liability from fiscal 2014 to fiscal 2015 is primarily the result of certain Canadian operations. The Company has net operating loss carryforwards for income tax purposes of approximately $1,465 million and $1,571 million as of June 30, 2015 and 2014, respectively, that are available to offset future taxable income and will expire in varying amounts over the next 20 years.

The Company’s net operating loss carryforwards pertaining to federal and foreign jurisdictions will primarily expire after 2024 and consisted of the following (in thousands):

	June 30,
	2015	2014
United States	$951,713	$941,924
Canada	513,580	628,690
	$1,465,293	$1,570,614
The Company believes that uncertainty exists with respect to the future realization of the loss carryforwards and a full valuation allowance has been established for the net operating loss carryforwards. The Company has concluded that it is not more likely than not that the benefit of these losses will be utilized prior to their expiration date.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states, Canada federal jurisdiction and various provinces. With few exceptions, the Company is no longer subject to federal, state and local examinations by the tax authorities in most jurisdictions for years ending before June 30, 2012. There are currently no ongoing tax examinations in any of the jurisdictions in which the Company files income tax returns.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance as of July 1	$9,576	$19,821	$17,167
Additions based on tax positions related to the current year	—	—	293
Additions for tax positions of prior years	—	—	2,716
Reductions due to Restructuring	—	(293)	—
Reductions for tax positions of prior years	(2,839)	(9,952)	(355)
Balance as of June 30	$6,737	$9,576	$19,821

The remaining uncertain tax benefits balance at June 30, 2015, if recognized, would only reduce net operating losses in the United States and would have no impact on the annual effective tax rate.

Included in the unrecognized tax benefits balance as of June 30, 2015 were $2.6 million of tax positions, which the Company expects will change within 12 months due to settlement or expiration of statutes of limitation.

17.	Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $45.4 million and $47.6 million at June 30, 2015 and 2014, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

The Company believes that it has adequate insurance coverage or has adequately accrued for loss contingencies for all material matters in which it believes a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on the Company's financial position, results of operations or cash flows.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Government Grants and Loans

The federal government of Canada and the provincial government of Quebec have granted financial assistance to certain subsidiaries of the Company in the form of reimbursable loans and forgivable grants for the construction of specified tourist facilities at Tremblant. The unamortized balance of forgivable government grants received is included in other long-term liabilities in the accompanying consolidated balance sheets and recorded as a reduction in depreciation expense of the related fixed asset or a reduction in cost of sales for property under development at the time a sale is recognized. Reimbursable government loans are included in long-term debt and long-term debt due within one year in the accompanying consolidated balance sheets. The reimbursable government loans have a weighted average borrowing rate of 6.1%.

Reimbursable government loans and forgivable grants as of June 30, 2015 and 2014 in CAD and USD equivalent are as follows (in thousands):

	June 30,
	2015		2014
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$1,237	$992	$2,358	$2,210
Grants
Received	$89,298	$71,587	$89,298	$83,691
Future advances	31,421	25,189	31,421	29,448
Total grants	$120,719	$96,776	$120,719	$113,139

Commitments

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Debt principal and interest	$35,480	$36,582	$39,643	$41,213	$43,062	$578,273	$774,253
Capital leases obligations	6,046	22,029	3,938	3,921	3,913	38,358	78,205
Operating leases	7,587	6,452	5,841	4,887	3,437	3,919	32,123
Purchase obligations and service contracts	3,930	1,648	1,028	—	—	—	6,606
Total commitments	$53,043	$66,711	$50,450	$50,021	$50,412	$620,550	$891,187

Capital lease obligations above includes total minimum lease payments of $78.2 million and amounts representing interest of $39.1 million, resulting in a present value of net minimum lease payments of $39.1 million. Capital lease obligations are primarily for equipment except for the lease of Winter Park ski resort. The Winter Park capital lease requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded. The Company is contractually obligated to make certain debt service payments on behalf of Winter Park Recreational Association as a requirement of the capital lease agreement.

The leases have remaining terms ranging from 2 years to 37 years and have a weighted average interest rate of 10.0%. Total interest expense related to capital leases for the years ended June 30, 2015, 2014 and 2013 was $3.3 million, $2.8 million and $1.4 million.

Total rent expense recorded in operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013 was $15.5 million, $15.1 million and $15.1 million, respectively.

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire at various times between 2017 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases for the years ended June 30, 2015, 2014 and 2013 were $3.1 million, $2.8 million and $2.4 million, respectively.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

18.	Employee Benefit Plans

The Company has three closed noncontributory defined benefit pension plans, one registered and two nonregistered, covering certain of its former executives ("Executive plans"). In addition to these plans, one of the Company’s mountain resorts has two closed defined benefit pension plans covering certain employees ("Employee plans"). There are no additional service costs to the Company on any of the plans.

Benefit Obligations and Funded Status

A summary of the funded status of the Company's pension plans at June 30, 2015 and 2014 is as follows (in thousands):

	Executive plans		Employee plans
	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligation at beginning of year:	$40,730	$38,103	$11,530	$10,817
Interest cost	1,358	1,549	419	442
Actuarial (gains) losses	(89)	3,703	(36)	1,149
Benefits paid	(2,025)	(2,215)	(752)	(878)
Foreign currency translation	(5,427)	(410)	—	—
Benefit obligation at end of year	$34,547	$40,730	$11,161	$11,530
Change in plan assets:
Fair value of plan assets at beginning of year:	$6,256	$7,590	$6,906	$6,874
Actual return of assets	91	154	57	682
Employer contributions	2,145	839	797	228
Benefits paid	(2,025)	(2,215)	(752)	(878)
Foreign currency translation	(917)	(112)	—	—
Fair value of plan assets at end of year	$5,550	$6,256	$7,008	$6,906
Funded status as of June 30:
Fair value of plan assets	$5,550	$6,256	$7,008	$6,906
Benefit obligations	34,547	40,730	11,161	11,530
Funded status	$(28,997)	$(34,474)	$(4,153)	$(4,624)
Amounts recognized in Statements of Financial Position:
Noncurrent liabilities	$28,997	$34,474	$4,153	$4,624
Net amount recognized	$28,997	$34,474	$4,153	$4,624
Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$8,273	$10,151	$3,676	$3,931

The net liability of all pension plans is included in other long‑term liabilities on the consolidated balance sheets (see Note 6, "Supplementary Balance Sheet Information"). The accumulated benefit obligation for all pension plans was $45.7 million and $52.3 million as of June 30, 2015 and 2014, respectively.

The Company has issued letters of credit aggregating $33.9 million and $38.4 million as of June 30, 2015 and 2014, respectively, as security for its obligations under the Executive plans.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

The net periodic benefit cost of the Company's pension plans for the years ended June 30, 2015, 2014 and 2013 was as follows (in thousands):

	Executive plans			Employee plans
	2015	2014	2013	2015	2014	2013
Interest cost	$1,358	$1,549	$1,716	$419	$442	$419
Expected return on assets	(93)	(133)	(171)	(389)	(382)	(404)
Amortization of net actuarial loss	433	305	264	346	261	251
Settlement cost	—	—	—	206	248	178
Net periodic benefit cost	$1,698	$1,721	$1,809	$582	$569	$444
Current year actuarial (gain) loss	$(87)	$3,681	$1,322	$296	$849	$318
Foreign currency translation	(1,359)	(85)	(241)	—	—	—
Amortization of net actuarial loss	(433)	(305)	(264)	(552)	(509)	(430)
Total recognized in other comprehensive income	$(1,879)	$3,291	$817	$(256)	$340	$(112)
Total recognized in net periodic cost and other comprehensive income	$(181)	$5,012	$2,626	$326	$909	$332
As of June 30, 2015, there is approximately $0.7 million of previously unrecognized actuarial losses in AOCI expected to be recognized in net periodic benefit cost during fiscal year 2016. There are no prior service costs.
Assumptions

The discount rates used to determine the obligations of the Executive and Employee plans at the measurement date of June 30, 2015 were based on hypothetical yield curves using high quality corporate bonds in Canada and the U.S. The average timing of benefit payments was compared to average timing of cash flows from the long-term bonds to assess potential timing adjustments. The resulting discount rates were 3.8%, 4.5%, and 3.9% as of June 30, 2015 for the Canadian Executive plans, U.S. Executive plans, and Employee plans, respectively.
The expected long-term rate of return for the Executive plans employs a building block approach based on historical markets and historical relationship between equities and fixed income investments. Current market factors are also evaluated.
The expected long-term rate of return for the Employee plans is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.
The weighted average assumptions used to determine the Company's benefit obligations at June 30 were as follows:

	Executive plans		Employee plans
	2015	2014	2015	2014
Discount rate	3.8%	3.8%	3.9%	3.8%
Expected rate of return on plan assets	2.0%	2.4%	4.1%	6.1%
The weighted average assumptions used to determine the Company's net periodic benefit cost for the years 2015, 2014 and 2013 were as follows:

	Executive plans			Employee plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.8%	4.3%	4.5%	3.8%	4.4%	4.0%
Expected rate of return on plan assets	2.4%	2.0%	1.9%	6.1%	6.0%	6.1%

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Plan Assets
The fair value of plan assets as of June 30, 2015, by asset category, is as follows (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Investments Measured at Net Asset Value	Total
Executive plans:
Cash and cash equivalents:
Cash (1)	$739	$—	$739
Restricted cash (2)	3,850	—	3,850
Investments measured at net asset value (3)	—	961	961
Executive plan total	$4,589	$961	$5,550
Employee plans:
Cash and cash equivalents (4)	$198	$—	198
Investments measured at net asset value (3)	—	6,810	6,810
Employee plan total	$198	$6,810	$7,008
The fair value of plan assets as of June 30, 2014, by asset category, is as follows (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Investments Measured at Net Asset Value	Total
Executive plans:
Cash and cash equivalents:
Cash (1)	$930	$—	$930
Restricted cash (2)	4,163	—	4,163
Investments measured at net asset value (3)	—	1,163	1,163
Executive plan total	$5,093	$1,163	$6,256
Employee plans:
Cash and cash equivalents (4)	$167	$—	$167
Investments measured at net asset value (3)	—	6,739	6,739
Employee plan total	$167	$6,739	$6,906

(1)	This category is cash held in Canadian dollars used to pay benefits and the fair value is the carrying amount.

(2)	This category includes funds that are held in a non-interest bearing refundable tax account by the Receiver General of Canada.

(3)
Certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to total plan assets, which is presented net of the benefit obligation on the consolidated balance sheets. Within the Executive plan, investments measured at NAV include:

•Canadian equity pooled funds: Investments in pooled funds that invest in diversified portfolio of equity securities of Canadian companies. The funds are benchmarked against the S&P/TSX Total Return index.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Within the Employee plan, investments measured at NAV include:
•Large cap growth funds: Investments in pooled funds with the aim to achieve capital appreciation by investing primarily in equity securities of all market capitalizations, including high quality companies with larger market capitalizations. The funds are benchmarked to the Russell 1000 Value index and the Russell 3000 Growth index.
•Large cap value funds: Investments in pooled funds with the aim to achieve long-term capital appreciation by investing in the common stocks of well-established companies. The funds invest a majority of the fund’s net assets in equity securities of large capitalization companies and may also invest assets in equities of foreign issuers through ADRs and similar investments. The funds are benchmarked to the Russell 1000 Value index.
•Large cap blended funds: Investments in pooled funds with the aim to achieve capital appreciation by investing primarily in equity securities of companies that compose the S&P 500 index. The funds are benchmarked to the S&P 500 index.
•Small cap funds: Investments in pooled funds with the aim to achieve long-term capital appreciation. The funds invest a majority of the fund’s net assets in equity securities of U.S. small-cap companies and may also invest its net assets in foreign securities or derivatives including futures contracts, options and swaps and exchange traded funds. The funds are benchmarked to the Russell 2000 Growth and Value index.
•Mid cap funds: Investments in pooled funds with the aim to achieve capital appreciation by investing primarily in equity securities of companies that compose the S&P mid-cap 400 index. The funds are benchmarked to the S&P 400 mid-cap index.
•International equities: Investments in pooled funds with the aim to achieve long-term total return, principally from growth of capital. The funds invest primarily in common and preferred stocks of foreign companies, including those located in emerging market countries. The majority of the funds’ net assets are invested in stocks of international companies that fall within the market capitalization of the MSCI EAFE index. The funds are benchmarked to the MSCI EAFE index.
•Total return bond funds: Funds seeks total return, consisting of income and capital appreciation. Under normal circumstances, the funds invest at least 80% of their net assets in investment-grade bonds or fixed grade income securities, up to 25% of the funds’ total assets in asset-backed securities, and up to 20% of the funds’ total assets in U.S. dollar denominated debt securities of foreign issuers. The funds are benchmarked to the Barclays Capital U.S. Aggregate Bond index.

(4)
This category includes investments in short term U.S. denominated money market instruments of domestic and foreign issuers. The fund is benchmarked to Lipper Institutional Money Market Funds Average and the Citigroup 3-months T-bill.

Transfers between levels of the fair value hierarchy are recognized at the end of the fiscal year, which generally coincides with the Company's valuation process. During the years ended June 30, 2015 and 2014, there were no pension asset transfers between the levels of the fair value hierarchy.
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
The asset allocation strategy varies by plan. The following table reflects the 2015 target asset allocation, as well as the actual asset allocations, by asset category, for the Company's pension plans as of June 30, 2015 and 2014:

	2015 Target Allocation	Executive plans		2015 Target Allocation	Employee plans
Asset Category		2015	2014		2015	2014
Equity securities	3%	4%	4%	43%	43%	43%
Fixed income securities	14%	13%	15%	54%	54%	55%
Cash	83%	83%	81%	3%	3%	2%
Estimated Future Benefit Payments
As of June 30, 2015, the estimated undiscounted future benefit payments for the next 10 fiscal years are as follows (in thousands):

	Executive plans	Employee plans
2016	$1,923	$1,198
2017	1,986	1,097
2018	2,053	1,005
2019	2,073	919
2020	2,063	789
2021 – 2025	10,121	3,449

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The estimated benefit payments above are based on the same assumptions used to measure the Company's benefit obligation as of June 30, 2015. The Company expects to contribute $2.6 million to the pension plans in fiscal year 2016.

19.	Related Party Transactions

For the year ended June 30, 2015, the Company recorded $0.2 million of expenses paid on behalf of Fortress related to the Restructuring. In addition, the Company provided immaterial tax advisory and bookkeeping services to various entities controlled by Fortress.

20.	Segment Information

The Company currently manages and reports operating results through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities, including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment generates revenue from the sale of helicopter accessed skiing, mountaineering and hiking adventure packages, and ancillary services, such as fire suppression services, leasing, and maintenance, repair and overhaul of aircraft. The Real Estate segment includes a vacation club business, management of condominium hotel properties and real estate management, including marketing and sales activities, as well as real estate development activities.

Each of the Company’s segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company's segments on the basis of revenue and earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company also evaluates Adjusted EBITDA as a key compensation measure. The compensation committee of the board of directors determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA. Adjusted EBITDA is useful when comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the core operating performance.

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

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents consolidated revenue and net income (loss) reconciled to Adjusted EBITDA and Adjusted EBITDA by segment, (in thousands):

	Year Ended June 30,
	2015	2014	2013
Revenue:
Mountain
Lift (1)	$182,286	$151,490	$146,194
Lodging	57,814	42,294	41,982
Ski School (2)	33,086	28,943	27,042
Retail and Rental	56,125	45,214	44,385
Food and Beverage	56,726	46,335	43,711
Other	39,892	36,587	35,186
Total Mountain revenue	425,929	350,863	338,500
Adventure revenue	96,799	102,070	112,556
Real Estate revenue	59,274	58,530	64,726
Total segment revenue	582,002	511,463	515,782
Legacy, non-core and other revenue (3)	5,587	13,790	7,056
Total revenue	$587,589	$525,253	$522,838

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(6,920)	$(189,417)	$(297,437)
Legacy and other non-core expenses, net (4)	3,663	4,164	12,844
Other operating expenses (5)	9,789	11,200	4,416
Depreciation and amortization	59,076	55,413	59,582
(Gain) loss on disposal of assets	(2,280)	267	12,448
Impairment of real estate and long-lived assets	—	871	1,195
Loss on remeasurement of equity method investment	1,454	—	—
Interest income, net (6)	(274)	(319)	(1,827)
Interest expense on third party debt	43,891	53,004	99,629
Interest expense on notes payable to affiliates	—	119,858	236,598
Loss from equity method investments (7)	3,810	271	5,147
Pro rata share of EBITDA related to equity method investments (8), (9)	3,252	9,153	8,932
Gain on disposal of equity method investments	—	—	(18,923)
Adjusted EBITDA attributable to noncontrolling interest	(2,484)	(620)	(1,232)
Loss on extinguishment of debt	676	35,480	11,152
Other (income) expense, net	1,128	823	(1,973)
Income tax (benefit) expense	(3,902)	677	(23,616)
Income (loss) attributable to noncontrolling interest	1,821	369	(757)
Total Adjusted EBITDA	$112,700	$101,194	$106,178

Mountain (8)	88,972	75,417	71,911
Adventure (10)	13,305	16,558	21,060
Real Estate (11)	10,423	9,219	13,207
Total Adjusted EBITDA	$112,700	$101,194	$106,178

(1)	Lift revenue outside of the ski season is derived from mountain biking and sightseeing lift products.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

(2)	Ski School revenue outside of the ski season is derived from mountain bike instruction at various resorts.

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, divested non-core operations, and non-core retail revenue. Included in the year ended June 30, 2014 was $10.9 million of revenue from sales of non-core real estate held for development.

(4)
Legacy and other non-core expenses, net represents revenue and expenses of legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Revenue and expenses related to legacy and other non-core operations include retail operations not located at the Company’s properties and legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations in real estate marketing sales and documents, and allegations that the Company failed to construct planned amenities.

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

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations in the amount of $3.9 million, $4.4 million, and $4.8 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for the years ended June 30, 2015, 2014 and 2013 (in thousands):

	Year Ended June 30,
	2015	2014	2013
Capital expenditures:
Mountain	$33,004	$32,707	$15,742
Adventure	4,425	6,891	4,338
Real Estate	501	772	3,092
Total segment capital expenditures	37,930	40,370	23,172
Corporate and other	3,943	4,872	7,747
Total capital expenditures	$41,873	$45,242	$30,919

Geographic Data

The Company’s revenue by geographic region for the years ended June 30, 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
Revenue:
United States	$348,336	$326,406	$318,873
Canada	239,253	198,847	203,535
International	—	—	430
Total revenue	$587,589	$525,253	$522,838

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company’s long-lived assets by geographic region for the years ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Year Ended June 30,
	2015	2014
Long-lived assets:
United States	$525,941	$530,935
Canada	309,322	265,282
Total long-lived assets	$835,263	$796,217

21.    Selected Quarterly Financial Data (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of each of the years ended June 30, 2015 and June 30, 2014 (in thousands, except per share data):

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Revenue	$70,590	$321,824	$120,802	$74,373
Income (loss) from operations	(40,320)	138,617	(21,961)	(39,914)
Net income (loss)	(52,605)	129,793	(32,189)	(50,098)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$(53,566)	$128,694	$(31,073)	$(50,975)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(1.19)	$2.85	$(0.69)	$(1.13)

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Revenue	$56,911	$285,852	$101,971	$80,519
Income (loss) from operations	(40,619)	114,197	(19,888)	(37,190)
Net income (loss)	(55,384)	110,992	(123,699)	(120,957)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$(54,893)	$109,478	$(122,609)	$(121,393)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$(1.22)	$2.50	$(2.93)	$(2.90)
Diluted	$(1.22)	$2.49	$(2.93)	$(2.90)

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 of Form 10-K will be included in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders ("2015 Proxy Statement") and is incorporated herein by reference. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

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

(3)    See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

INTRAWEST RESORTS HOLDINGS, INC.

Schedule II - Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
2015
Valuation Allowance on Income Taxes	$(607,305)	$—	$21,213	$(586,092)
Trade Receivable Allowances	(3,676)	(172)	3,131	(717)
Loans, Mortgages and Notes Receivable Allowance	(2,949)	(15)	1,078	(1,886)

2014
Valuation Allowance on Income Taxes	$(1,737,756)	$—	$1,130,451	$(607,305)
Trade Receivable Allowances	(3,495)	(1,307)	1,126	(3,676)
Loans, Mortgages and Notes Receivable Allowance	(11,102)	(277)	8,430	(2,949)

2013
Valuation Allowance on Income Taxes	$(1,657,309)	$—	$(80,447)	$(1,737,756)
Trade Receivable Allowances	(3,341)	(1,097)	943	(3,495)
Related Party Accounts Receivable Allowance	(24,483)	—	24,483	—
Loans, Mortgages and Notes Receivable Allowance	(10,744)	(1,273)	915	(11,102)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrawest Resorts Holdings, Inc.

Date: September 9, 2015	By:	/s/ Thomas F. Marano
Thomas F. Marano
Chief Executive Officer and Director
Principal Executive Officer

Date: September 9, 2015	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: September 9, 2015	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Richard Armstrong (1)	Director	September 9, 2015
Richard Armstrong

	/s/ William J. Clifford (1)	Director	September 9, 2015
William J. Clifford

	/s/ Wesley R. Edens (1)	Director	September 9, 2015
Wesley R. Edens

	/s/ Richard E. Georgi (1)	Director	September 9, 2015
Richard E. Georgi

	/s/ John W. Harris III (1)	Director	September 9, 2015
John W. Harris III

	/s/ Timothy Jay (1)	Director	September 9, 2015
Timothy Jay

(1) By:	/s/ Travis Mayer	Attorney-In-Fact	September 9, 2015
Travis Mayer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Stockholders' Agreement, dated January 30, 2014, by and between the Registrant and Intrawest Europe Holdings S.A.R.L. and Intrawest S.A.R.L.	10-Q	10.1	May 13, 2014
10.2	U.S. Department of Agriculture Forest Service Special Use Permit for Steamboat	S-1/A	10.2	November 12, 2013
10.3	U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park	S-1/A	10.3	January 10, 2014
10.4	U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.4	January 10, 2014
10.5	Amendment No. 1 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.5	November 12, 2013
10.6	Amendment No. 2 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.6	January 10, 2014
10.7	Amendment No. 3 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.7	November 12, 2013
10.8	Amendment No. 4 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.8	November 12, 2013
10.9	Supplemental Agreement No. VII to Agreement between the City and County of Denver and Winter Park Recreational Association, dated October 4, 2002	S-1/A	10.9	January 10, 2014
10.10	First Amendatory Agreement to Supplemental Agreement No. VII, dated December 20, 2005	S-1	10.10	November 12, 2013
10.11	Second Amendatory Agreement to Supplemental Agreement No. VII, dated December 30, 2008	S-1	10.11	November 12, 2013
10.12	Third Amendatory Agreement to Supplemental Agreement No. VII, dated August 30, 2012	S-1	10.12	November 12, 2013
10.13	Second Amended and Restated Ground Lease Agreement, dated December 20, 2002, between Winter Park Recreational Association and the Colorado Arlberg Club	S-1/A	10.13	January 10, 2014
10.14	Lease and Operating Agreement, dated December 23, 2002, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1	10.14	December 16, 2013
10.15	Guaranty Agreement, dated June 6, 2007, among Intrawest Holdings S.à.r.l., Intrawest U.S. Holdings Inc. and Winter Park Recreational Association	S-1	10.15	November 12, 2013
10.16	Form of Indemnification Agreement*	S-1/A	10.16	January 10, 2014
10.17	Form of Restricted Stock Unit Agreement (CEO)*	S-1/A	10.17	January 21, 2014
10.18	Ski Area Lease Agreement, dated January 28, 2000, between Mont Tremblant Resorts and Company, LP and the Government of Quebec	S-1/A	10.18	January 10, 2014

10.19	Shareholders’ Agreement, dated January 28, 1999, among Blue Mountain Resorts Holdings Inc., Intrawest Corporation and Blue Mountain Resorts Limited	S-1/A	10.19	January 10, 2014
10.20	Form of Intrawest Resorts Holdings, Inc. 2014 Omnibus Incentive Plan*	S-1/A	10.20	January 21, 2014
10.21	Separation Agreement, dated October 1, 2013, between Intrawest U.S. Holdings Inc. and Dallas E. Lucas*	S-1/A	10.21	December 13, 2016
10.22	Credit Agreement, dated December 9, 2013, among Intrawest Operations Group Holdings, LLC, Intrawest Operations Group, LLC, the lenders party thereto, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partner, LLC, as administrative agent	S-1/A	10.22	December 13, 2016
10.23	First Amendment to Lease and Operating Agreement, dated June 15, 2004, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.23	December 13, 2016
10.24	Second Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.24	December 13, 2016
10.25	Third Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.25	December 13, 2016
10.26	Fourth Amendment to Lease and Operating Agreement, dated January 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.26	December 13, 2016
10.27	Fifth Amendment to Lease and Operating Agreement, dated April 10, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.27	December 13, 2016
10.28	Sixth Amendment to Lease and Operating Agreement, dated September 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.28	December 13, 2016
10.29	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and William A. Jensen*	S-1/A	10.29	January 21, 2014
10.30	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and Joshua B. Goldstein*	S-1/A	10.30	January 21, 2014
10.31	Amended and Restated Employment Agreement, dated January 20, 2014, by and between the Registrant and Gary W. Ferrera*	S-1/A	10.31	January 21, 2014
10.32	Form of Restricted Stock Unit Agreement (Other Executive Officers)*	S-1/A	10.32	January 21, 2014
10.33	Form of Restricted Stock Agreement (Directors)*	S-1/A	10.33	January 21, 2014
10.34	Incremental Amendment to the Credit Agreement dated September 19, 2014	8-K	10.1	September 22, 2014
10.35	Employment Agreement, dated May 13, 2014 by and between the Registrant and Travis Mayer*	10-Q	10.2	November 10, 2014
10.36	First Amendment to Amended and Restated Employment Agreement, dated September 11, 2014 by and between the Registrant and William A. Jensen*	10-Q	10.3	November 10, 2014

10.37	Amended and Restated Employment Agreement, dated September 11, 2014 by and between the Registrant and Gary W. Ferrera*	10-Q	10.4	November 10, 2014
10.38	Amended and Restated Employment Agreement, dated September 11, 2014 by and between the Registrant and Joshua B. Goldstein*	10-Q	10.5	November 10, 2014
10.39	First Amendment to Employment Agreement, dated September 11, 2014 by and between the Registrant and Travis Mayer*	10-Q	10.6	November 10, 2014
10.40	Separation Agreement and General Release, dated November 20, 2014 by and between the Registrant and William A. Jensen*	8-K	10.1	November 21, 2014
10.41	Employment Agreement, dated November 20, 2014 by and between the Registrant and Thomas F. Marano*	8-K	10.2	November 21, 2014
10.42	Employment Agreement, dated November 20, 2014 by and between the Registrant and Sky Foulkes*	8-K	10.3	November 21, 2014
10.43	First Amendment to Employment Agreement, dated January 12, 2015 by and between the Registrant and Travis Mayer*	8-K	10.1	January 13, 2015
10.44	Second Amendment to Credit Agreement	8-K	10.1	April 30, 2015
10.45	Amendment No. 5 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	8-K	10.2	April 30, 2015
10.46	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Thomas F. Marano*	10-Q	10.4	May 7, 2015
10.47	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Sky Foulkes*	10-Q	10.5	May 7, 2015
10.48	Separation Agreement and General Release, dated March 13, 2015 by and between the Registrant and Joshua B. Goldstein*	10-Q	10.6	May 7, 2015
10.49	Senior Leadership Team Members Flexible Time Off Policy*	10-Q	10.7	May 7, 2015
10.50	Third Amendment to Credit Agreement	8-K	10.1	June 3, 2015
10.51	Employment Agreement, dated June 26, 2015 by and between the Registrant and Karen Sanford*				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of KPMG LLP				X
24.1	Power of Attorney				X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

