Form 10-Q
period 2015-09-30
Intrawest Resorts Holdings, Inc.
filed 2015-11-05
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 4, 2015, 45,219,380 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including:

•	weakness in general economic conditions;

•	lack of adequate snowfall and unfavorable weather conditions;

•	lack of access to adequate supplies of water to make snow and otherwise conduct our operations;

•	adverse events that occur during our peak operating periods;

•	our failure to achieve the expected benefits and other risks associated with our acquisition strategy;

•	Steamboat Ski & Resort’s dependence on subsidized direct air service;

•	risks related to information technology;

•	our potential failure to maintain the integrity of our customer or employee data;

•	adverse consequences of ongoing legacy litigation or future legal claims;

•	our inability to monetize real estate assets;

•	a partial or complete loss of Alpine Helicopters Inc.’s services;

•	the effects of climate change on our business operations;

•	our inability to maintain effective internal control over financial reporting;

•	risks of foreign currency fluctuations which could reduce the U.S. dollar value of our Canadian earnings;

•
risks associated with the ownership of a majority of our outstanding common stock by entities managed or controlled by Fortress Investment Group, LLC (collectively “Fortress”), including potential sales of shares held by Fortress, governance rights in our stockholders' agreement with Fortress and potential conflicts of interests; and

•	our substantial leverage, which could adversely affect our ability to raise additional capital to support our growth strategy.

You should carefully consider the risks described in Part I - Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2015. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$92,021	$90,580
Restricted cash	10,529	10,246
Receivables, net of allowances of $1,794 and $1,571	33,196	42,768
Other current assets	63,061	60,950
Total current assets	198,807	204,544
Property, plant and equipment, net of accumulated depreciation of $406,341 and $407,547	510,352	529,257
Real estate held for development	140,167	143,036
Intangible assets, net of accumulated amortization of $58,555 and $59,581	53,241	56,501
Goodwill	105,654	106,469
Other long-term assets, net of allowances of $878 and $1,032	49,058	55,188
Total assets	$1,057,279	$1,094,995
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$77,298	$67,224
Deferred revenue and deposits	89,920	68,062
Capital lease obligations due within one year	20,864	3,927
Long-term debt due within one year	6,865	6,919
Total current liabilities	194,947	146,132
Long-term capital lease obligations	18,519	35,175
Long-term debt	566,173	566,922
Other long-term liabilities	66,412	69,030
Total liabilities	846,051	817,259
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; 0 issued and outstanding at each of September 30, 2015 and June 30, 2015	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized; 45,230 shares issued and outstanding at each of September 30, 2015 and June 30, 2015	452	452
Additional paid-in capital	2,898,250	2,897,343
Accumulated deficit	(2,813,989)	(2,766,947)
Accumulated other comprehensive income	123,543	145,379
Total Intrawest Resorts Holdings, Inc. stockholders' equity	208,256	276,227
Noncontrolling interest	2,972	1,509
Total stockholders' equity	211,228	277,736
Total liabilities and stockholders' equity	$1,057,279	$1,094,995

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Statements of Operations
Revenue	$86,204	$74,373
Operating expenses	103,248	98,076
Depreciation and amortization	15,042	14,586
(Gain) loss on disposal of assets	(689)	188
Loss on remeasurement of equity method investment	—	1,437
Loss from operations	(31,397)	(39,914)
Interest expense, net	(9,233)	(9,614)
Loss from equity method investments	(3,084)	(2,251)
Other income (expense), net	78	(305)
Loss before income taxes	(43,636)	(52,084)
Income tax expense (benefit)	1,787	(1,986)
Net loss	(45,423)	(50,098)
Income attributable to noncontrolling interest	1,619	877
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(47,042)	$(50,975)

Weighted average shares of common stock outstanding:
Basic and diluted	45,230	45,026
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(1.04)	$(1.13)

Statements of Comprehensive Income (Loss)
Net loss	$(45,423)	$(50,098)
Other comprehensive (loss) income (net of tax of $0)	(21,992)	(17,468)
Comprehensive loss	(67,415)	(67,566)
Comprehensive income attributable to noncontrolling interest	1,463	863
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	$(68,878)	$(68,429)

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities:
Net loss	$(45,423)	$(50,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,042	14,586
Funding of pension plans	(232)	(2,065)
Other non-cash expense, net	4,904	2,825
Changes in assets and liabilities, net of business acquisitions:
Inventories	(4,423)	(2,698)
Receivables	10,524	5,869
Accounts payable and accrued liabilities	11,966	7,484
Deferred revenue and deposits	24,060	21,939
Other assets and liabilities, net	(405)	2,348
Net cash provided by operating activities	16,013	190
Investing activities:
Capital expenditures	(9,789)	(15,148)
Acquisitions, net of cash received	—	(41,485)
Other investing activities, net	193	(556)
Net cash used in investing activities	(9,596)	(57,189)
Financing activities:
Proceeds from issuance of long-term debt	—	59,925
Repayments of bank and other borrowings	(2,174)	(2,702)
Financing costs paid	—	(1,234)
Net cash (used in) provided by financing activities	(2,174)	55,989

Effect of exchange rate changes on cash	(2,802)	(1,455)
Increase (decrease) in cash and cash equivalents	1,441	(2,465)
Cash and cash equivalents, beginning of period	90,580	56,020
Cash and cash equivalents, end of period	$92,021	$53,555

Supplemental information:
Cash paid for interest	$7,939	$8,427
Non-cash investing and financing activities:
Property, plant and equipment received but not paid	$2,403	$—
Property, plant and equipment financed by capital lease obligations	$—	$107

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Earnings (Loss) Per Share

Note 4 - Supplementary Balance Sheet Information

Note 5 - Long-Term Debt

Note 6 - Accumulated Other Comprehensive Income

Note 7 - Income Taxes

Note 8 - Acquisitions

Note 9 - Commitments and Contingencies

Note 10 - Segment Information

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

1.	Formation and Business

Intrawest Resorts Holdings, Inc. (together with its subsidiaries, collectively referred to herein as "the Company") is a Delaware corporation that was formed on August 30, 2013 as a holding company that operates various subsidiaries primarily engaged in the operation of mountain resorts, adventure businesses, and real estate activities, throughout North America.

The Company conducts business through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company's mountain resorts and lodging operations at Steamboat Ski & Resort and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort in Vermont, Snowshoe Mountain Resort in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario, of which the Company owned a 50.0% equity interest prior to the Company's acquisition of the remaining 50.0% equity interest on September 19, 2014 (the "Blue Mountain Acquisition"). The Mountain segment derives revenue mainly from sales of lift products, lodging, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

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

The Real Estate segment is comprised of real estate management, marketing and sales businesses and real estate development activities. The Company manages, markets and/or sells real estate through the Intrawest Resort Club Group (“IRCG”) division, a vacation club business, Intrawest Hospitality Management, Inc. (“IHM”), which principally manages condominium hotel properties in Maui, Hawaii and Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business, as well as the Company’s 50.0% interest in Mammoth Hospitality Management L.L.C. and 57.1% economic interest in Chateau M.T. Inc. The Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company’s share of post-acquisition earnings or losses increased by contributions less distributions received.

The Company owns a 20.0% equity interest in Alpine Helicopters Inc. (“Alpine Helicopters”). Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH operations. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying condensed consolidated financial statements. As of September 30, 2015, Alpine Helicopters had total assets of $13.1 million and total liabilities of $7.2 million.

On September 19, 2014 (the “Acquisition Date”), the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc., as described in Note 8, “Acquisition”. The accompanying condensed consolidated financial statements reflect the Company's equity method investment in Blue Mountain prior to the Blue Mountain Acquisition and the consolidated results for periods subsequent to the Acquisition Date.

Fair Value of Financial Instruments

As of September 30, 2015 and June 30, 2015, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The fair value of the Senior Debt (as defined in Note 5, “Long-Term Debt”) was estimated using quoted prices for the Company's instruments in markets that are not active and was considered a Level 2 measure. The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

	September 30, 2015		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$571,040	$590,165	$571,745	$595,362
Other debt obligations	1,998	1,711	2,096	1,793

Recent Accounting Pronouncements

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company beginning July 1, 2018. In August 2015, the FASB issued a one-year deferral to the effective date with an option to permit adoption as early as the original effective date of July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and it is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

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

Due to the Company's reported net loss for each of the three months ended September 30, 2015 and 2014, the effect of 1.1 million and 0.1 million stock awards, respectively, was not included in the calculation of EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended September 30,
	2015	2014
Basic and Diluted EPS
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(47,042)	$(50,975)
Weighted average common shares outstanding	45,230	45,026
	$(1.04)	$(1.13)

4.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015	Fiscal Year End June 30, 2015

Trade receivables	$29,784	$38,786
Loans, mortgages and notes receivable	5,206	5,553
Allowance for doubtful accounts	(1,794)	(1,571)
Total current receivables	$33,196	$42,768

Other current assets

Other current assets as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015	Fiscal Year End June 30, 2015

Inventories	$40,245	$37,242
Capital spares	11,240	11,640
Prepaid insurance	3,475	5,353
Other prepaid expenses and current assets	8,101	6,715
Total other current assets	$63,061	$60,950

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

Other long-term assets, net

Other long-term assets, net as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015	Fiscal Year End June 30, 2015

Equity method investments	$21,996	$25,394
Long-term receivables	24,240	26,329
Other long-term assets	3,700	4,497
Allowance for doubtful accounts	(878)	(1,032)
Total other long-term assets, net	$49,058	$55,188

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015	Fiscal Year End June 30, 2015

Trade payables	$66,967	$55,835
Accrued liabilities	10,331	11,389
Total accounts payable and accrued liabilities	$77,298	$67,224

Current deferred revenue and deposits

Current deferred revenue and deposits as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015	Fiscal Year End June 30, 2015

Season pass and other deferred revenue	$61,132	$41,566
Lodging and tour deposits	25,936	23,510
Deposits on real estate sales	2,852	2,986
Total current deferred revenue and deposits	$89,920	$68,062

Other long-term liabilities

Other long-term liabilities as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 30, 2015	Fiscal Year End June 30, 2015

Pension liability, net of funded assets	$31,474	$33,150
Forgivable government grants	8,102	8,950
Deferred revenue and deposits	8,691	8,909
Other long-term liabilities	18,145	18,021
Total other long-term liabilities	$66,412	$69,030

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

5.	Long-Term Debt

Long-term debt as of September 30, 2015 and June 30, 2015 consisted of the following (in thousands):

		September 30, 2015	Fiscal Year End June 30, 2015
	Maturity
Senior Debt	2020	$571,040	$571,745
Other debt obligations	2016-2023	1,998	2,096
Total		573,038	573,841
Less: Long-term debt due within one year		6,865	6,919
Total long-term debt		$566,173	$566,922

Senior Debt

In December 2013, one of the Company’s subsidiaries, as borrower, and several of the Company's U.S. subsidiaries, as guarantors, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Note 8, "Acquisitions". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital purposes. The Incremental Amendment has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million, so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants of the Credit Agreement.

The Term Loan has a maturity date of December 9, 2020. Borrowings under the Credit Agreement, including the Term Loan, LC Facility and Revolver, bear interest, at the Company's option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The Term Loan currently bears interest based upon the LIBOR-based rate with a LIBOR floor of 1.0%. The Credit Agreement requires quarterly principal payments in the amount of $1.5 million.

The Company's current applicable margin is 3.75% under the Term Loan, 4.50% under the LC Facility, and 3.75% under the Revolver.

The net cash proceeds from the Term Loan were reduced by an original issue discount ("OID") of 0.9%, or $5.5 million, after giving effect to the Incremental Amendment. The OID is amortized into interest expense using the effective interest method. There was $4.2 million and $4.3 million of unamortized OID remaining as of September 30, 2015 and June 30, 2015, respectively.

The Company has incurred $19.7 million of debt issuance costs in connection with the Senior Debt, which together with the OID is presented as a direct reduction of the carrying value of the long-term debt on the accompanying condensed consolidated balance sheets. These costs are amortized into interest expense using the effective interest method. There was $14.6 million and $15.2 million of unamortized costs remaining as of September 30, 2015 and June 30, 2015, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with respect to certain other borrowings of the Company's subsidiaries. Additionally, the Credit Agreement requires the borrower to comply with a total secured debt leverage ratio to the extent that more than 30.0% of the Revolver is outstanding (including outstanding swingline loans and letters of credit) on the last day of each fiscal quarter. The Company was in compliance with the applicable covenants of the Credit Agreement at September 30, 2015.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

The LC Facility and the Revolver each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $43.1 million and $45.4 million of irrevocable standby letters of credit outstanding under the LC Facility at September 30, 2015 and June 30, 2015, respectively. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver at either September 30, 2015 or June 30, 2015.

Other Debt Obligations

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations was 5.6% for the three months ended September 30, 2015.

Maturities

Current maturities represent principal payments due in the next 12 months. As of September 30, 2015, the long-term debt aggregate maturities for the 12 month period ended September 30 of each of the following years are set forth below (in thousands):

2016	$6,865
2017	6,307
2018	6,134
2019	6,141
2020	6,149
Thereafter	560,197

Interest Expense

The Company recorded interest expense of $10.2 million and $10.7 million in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively, of which $0.8 million was amortization of deferred financing costs and the OID for each of the three months ended September 30, 2015 and 2014.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining deferred losses of $1.6 million as of September 30, 2015 related to the terminated swap liability are recorded in accumulated other comprehensive income ("AOCI") and will be recognized periodically through March 31, 2017 through interest expense. Approximately $1.1 million of deferred losses will be amortized from AOCI into interest expense in the next 12 months. The portion included in interest expense, net in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014 was $0.3 million and $0.4 million, respectively.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

6.    Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the three months ended September 30, 2015 and 2014 (in thousands):

	Realized portion on cash flow hedge(a)	Actuarial loss on pensions(b)	Foreign currency translation adjustments	Total
As of June 30, 2014	$(3,347)	$(14,084)	$215,154	$197,723
Amounts reclassified from AOCI	420	202	—	622
Foreign currency translation adjustments	(269)	453	(18,260)	(18,076)
Net current period other comprehensive income (loss)	151	655	(18,260)	(17,454)
As of September 30, 2014	$(3,196)	$(13,429)	$196,894	$180,269

As of June 30, 2015	$(1,918)	$(11,949)	$159,246	$145,379
Amounts reclassified from AOCI	303	186	—	489
Foreign currency translation adjustments	(5)	535	(22,855)	(22,325)
Net current period other comprehensive income (loss)	298	721	(22,855)	(21,836)
As of September 30, 2015	$(1,620)	$(11,228)	$136,391	$123,543

(a)	Amounts reclassified out of AOCI are included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	Amounts reclassified out of AOCI are included in operating expenses in the accompanying condensed consolidated statements of operations.

7.    Income Taxes

The Company's quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented.

The consolidated income tax provision attributable to the Company was a $1.8 million expense for the three months ended September 30, 2015 and a $2.0 million benefit for the three months ended September 30, 2014. These amounts represent an effective tax rate of (4.1)% and 3.8% for the three months ended September 30, 2015 and 2014, respectively. The $1.8 million expense for the three months ended September 30, 2015 primarily relates to taxable Canadian helicopter operations. The net $2.0 million tax benefit for the three months ended September 30, 2014 was comprised of $1.1 million of tax expense related to taxable Canadian helicopter operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, that enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release of the full valuation allowance. The effective tax rate for the three months ended September 30, 2015 and 2014 differs from the federal blended statutory rate of 32.9% and 31.8%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

8.     Acquisition

On September 19, 2014, the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc. The Company has included the financial results of Blue Mountain in the accompanying condensed consolidated financial statements from the Acquisition Date. The total consideration transferred to acquire Blue Mountain was $109.6 million, which consisted of $54.8 million in cash and $54.8 million for the previously held equity interest. The valuation of the Company’s previously held equity interest resulted in a loss of $1.5 million included within loss on remeasurement of equity method investment in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

The primary assets acquired and liabilities assumed as of the Acquisition Date included $85.8 million of property, plant and equipment, $13.8 million of accounts payable and accrued liabilities, $13.3 million of cash and cash equivalents, $8.7 million of identifiable intangibles and $13.2 million of residual goodwill. The goodwill recorded is primarily attributable to economies of scale, opportunities for synergies and any intangible assets that do not qualify for separate recognition. None of the goodwill is deductible for tax purposes.

9.    Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $43.1 million and $45.4 million at September 30, 2015 and June 30, 2015, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

Due to the nature of the activities at the Company's mountain resorts and CMH, the Company is exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of its trails, lifts, helicopters and facilities. As a result, the Company is, from time to time, subject to various lawsuits and claims in the ordinary course of business related to injuries occurring at the Company's properties.

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

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

Reimbursable government loans and forgivable grants as of September 30, 2015 and June 30, 2015 in Canadian dollars ("CAD") and U.S. dollar ("USD") equivalent are as follows (in thousands):

	September 30, 2015		Fiscal Year End June 30, 2015
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$1,237	$924	$1,237	$992
Grants
Received	89,298	66,670	89,298	71,587
Future advances	31,421	23,459	31,421	25,189
Total grants	$120,719	$90,129	$120,719	$96,776

Capital Leases

Capital lease obligations are primarily for equipment except for the lease of the Winter Park ski resort. The Winter Park capital lease requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded.The Company is contractually obligated to make certain debt service payments on behalf of Winter Park Recreational Association as a requirement of the capital lease agreement.

Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The capital leases have a weighted average remaining term of 36 years and a weighted average interest rate of 10.0%.

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire at various times between 2017 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases were $0.1 million for each of the three months ended September 30, 2015 and 2014.

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

Each of the Company’s segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company's segments on the basis of revenue and earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company also evaluates Adjusted EBITDA as a key compensation measure. The compensation committee of the board of directors determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA. Adjusted EBITDA is useful when comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the Company's core operating performance.

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

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

The Company defines Adjusted EBITDA as net income (loss) attributable to Intrawest Resorts Holdings, Inc. before interest expense, net (excluding interest income earned from receivables related to IRCG operations), income tax benefit or expense and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: (i) impairments of goodwill, real estate and long-lived assets; (ii) gains and losses on asset dispositions; (iii) earnings and losses from equity method investments; (iv) gains and losses from remeasurement of equity method investments; (v) gains and losses on extinguishment of debt; (vi) other income or expense; (vii) earnings and losses attributable to noncontrolling interest; (viii) discontinued operations, net of tax; and (ix) other items, which include revenue and expenses of legacy and other non-core operations, restructuring charges and associated severance expenses, non-cash compensation and other items. For purposes of calculating Adjusted EBITDA, the Company also adds back to net income (loss) attributable to Intrawest Resorts Holdings, Inc. the pro rata share of Adjusted EBITDA related to equity method investments included within the segments and removes from Adjusted EBITDA the Adjusted EBITDA attributable to noncontrolling interests for entities consolidated within the segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in the monitoring of performance and, therefore, is not disclosed.

The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies". Transactions among segments are accounted for as if the sales or transfers were to third parties, or, in other words, at current market prices.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

The following table presents consolidated revenue and net income (loss) reconciled to Adjusted EBITDA and Adjusted EBITDA by segment, (in thousands):

	Three Months Ended September 30,
	2015	2014
Revenue:
Mountain
Lift (1)	$4,005	$3,287
Lodging	15,319	9,371
Ski School (2)	610	499
Retail and Rental	7,458	6,162
Food and Beverage	9,632	7,367
Other	12,734	9,627
Total Mountain revenue	49,758	36,313
Adventure revenue	24,263	22,614
Real Estate revenue	11,812	15,071
Total segment revenue	85,833	73,998
Legacy, non-core and other revenue (3)	371	375
Total revenue	$86,204	$74,373

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(47,042)	$(50,975)
Legacy and other non-core expenses, net (4)	2,351	982
Other operating expenses (5)	1,151	1,827
Depreciation and amortization	15,042	14,586
(Gain) loss on disposal of assets	(689)	188
Loss on remeasurement of equity method investment	—	1,437
Interest income, net (6)	(71)	(54)
Interest expense	10,162	10,726
Loss from equity method investments (7)	3,084	2,251
Pro rata share of Adjusted EBITDA related to equity method investments (8) (9)	692	982
Adjusted EBITDA attributable to noncontrolling interest	(2,162)	(1,258)
Other (income) expense, net	(78)	305
Income tax expense (benefit)	1,787	(1,986)
Income attributable to noncontrolling interest	1,619	877
Total Adjusted EBITDA	$(14,154)	$(20,112)

Mountain Adjusted EBITDA (8)	$(20,787)	$(23,994)
Adventure Adjusted EBITDA (10)	4,860	2,135
Real Estate Adjusted EBITDA (11)	1,773	1,747
Total Adjusted EBITDA	$(14,154)	$(20,112)

(1)	Lift revenue outside of the ski season is derived from mountain biking and sightseeing lift products.

(2)	Ski School revenue outside of the ski season is derived from mountain bike instruction at various resorts.

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, divested non-core operations, and non-core retail revenue.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2015 and 2014
(Unaudited)

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

(5)	Includes costs related to non-cash compensation, reduction in workforce severance, lease payments pursuant to the lease at Winter Park and other expenses.

(6)	Includes interest income unrelated to IRCG financing activities.

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

(9)
Includes the Company’s pro rata share of Adjusted EBITDA from its equity method investments in Mammoth Hospitality Management L.L.C. and Chateau M.T. Inc. The pro rata share of Adjusted EBITDA represents the Company’s share of Adjusted EBITDA from these equity method investments based on the Company's economic ownership percentages.

(10)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $0.9 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Capital expenditures:
Mountain	$7,630	$12,199
Adventure	1,345	1,227
Real Estate	123	87
Total segment capital expenditures	9,098	13,513
Corporate and other	691	1,635
Total capital expenditures	$9,789	$15,148

Geographic Data

The Company’s revenue by geographic region for the three months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended September 30,
	2015	2014
Revenue:
United States	$39,021	$36,945
Canada	47,183	37,428
Total revenue	$86,204	$74,373

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

Our three segments are as follows:

•
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”), Winter Park Resort (“Winter Park”), Stratton Mountain Resort (“Stratton”), Snowshoe Mountain Resort (“Snowshoe”), Mont Tremblant Resort (“Tremblant”), and Blue Mountain Ski Resort (“Blue Mountain”). Our Mountain segment includes our 50.0% equity interest in Blue Mountain prior to our acquisition of the remaining 50.0% equity interest in Blue Mountain on September 19, 2014 (“Blue Mountain Acquisition”).

•
Adventure: Our Adventure segment is comprised of CMH, which provides helicopter accessed skiing, mountaineering, and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing and helicopter maintenance, repair and overhaul (“MRO”) services to third parties.

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. The Real Estate segment includes Intrawest Resort Club Group (“IRCG”), our vacation club business, Intrawest Hospitality Management, Inc. (“IHM”), which manages condominium hotel properties, and Playground, our residential real estate sales and marketing business, as well as our 50.0% interest in Mammoth Hospitality Management L.L.C. (“MHM”) and 57.1% economic interest in Chateau M.T. Inc. (“Chateau”).

In addition to our segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Recent Transactions

Blue Mountain Acquisition

On September 19, 2014 (the "Acquisition Date"), we acquired the remaining 50.0% equity interest in Blue Mountain that we did not already own from Blue Mountain Resorts Holdings Inc. ("Blue Mountain Holdings") for a purchase price of $61.4 million Canadian dollars ("CAD"), or approximately $54.8 million U.S. dollars ("USD") based on prevailing exchange rates on the Acquisition Date, in a privately negotiated transaction. In connection with the Blue Mountain Acquisition, the shareholders’ agreement between us and Blue Mountain Holdings was terminated. The purchase price, along with fees and expenses incurred in connection with the transaction, were financed through an incremental amendment, dated as of September 19, 2014 (the "Incremental Amendment"), to our credit agreement dated as of December 9, 2013 (the "Credit Agreement"), and existing cash. The Incremental Amendment has the same economic and other terms as the original term loan facility under the Credit Agreement.

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

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which help to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and helicopter accessed skiing tenures can force us to cancel or suspend operations, which may have a negative impact on our financial results. Weather may also have an effect on our summer fire suppression activities and flight hours, as a significant share of our ancillary firefighting service revenue is from “as needed” contracts, which is based almost entirely on flight hours.

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

The following table contains selected unaudited segment information for the quarter ended September 30, 2015 and the four preceding quarters (in thousands):

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Mountain revenue	$49,758	$36,869	$258,092	$94,655	$36,313
Adventure revenue	24,263	19,362	44,579	10,244	22,614
Real Estate revenue	11,812	11,416	17,635	15,152	15,071
Total segment revenue	$85,833	$67,647	$320,306	$120,051	$73,998

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Mountain Adjusted EBITDA	$(20,787)	$(25,222)	$135,721	$2,467	$(23,994)
Adventure Adjusted EBITDA	4,860	538	15,449	(4,817)	2,135
Real Estate Adjusted EBITDA	1,773	966	5,221	2,489	1,747
Total Adjusted EBITDA	$(14,154)	$(23,718)	$156,391	$139	$(20,112)

Resort Real Estate Markets

We currently intend to resume development of residential vacation homes at our mountain resorts when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macroeconomic trends and consumer sentiment. Macroeconomic conditions have improved in recent periods, which has supported a partial recovery in the market for vacation homes.

Foreign Currency Fluctuation Risk

We present our financial statements in USD. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses is transacted in Canadian dollars, principally at Tremblant, Blue Mountain and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into USD. See Part I - Item 3, Quantitative and Qualitative Disclosures About Market Risk, "Foreign Currency Fluctuations".

Where we discuss the impact of foreign currency translation adjustments, the impact is calculated on a constant USD basis. We calculate constant USD amounts by applying prior period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements of operations for the three months ended September 30, 2015 and 2014 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our segment results.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014 (dollars in thousands)

	Three Months Ended September 30,		Change
	2015	2014	$	%
Revenue	$86,204	$74,373	$11,831	15.9%
Operating expenses	103,248	98,076	5,172	5.3%
Depreciation and amortization	15,042	14,586	456	3.1%
(Gain) loss on disposal of assets	(689)	188	(877)	n/m
Loss on remeasurement of equity method investment	—	1,437	(1,437)	(100.0)%
Loss from operations	(31,397)	(39,914)	8,517	(21.3)%
Interest expense, net	(9,233)	(9,614)	381	(4.0)%
Earnings (loss) from equity method investments	(3,084)	(2,251)	(833)	37.0%
Other income (expense), net	78	(305)	383	(125.6)%
Loss before income taxes	(43,636)	(52,084)	8,448	(16.2)%
Income tax expense (benefit)	1,787	(1,986)	3,773	(190.0)%
Net loss	(45,423)	(50,098)	4,675	(9.3)%
Income attributable to noncontrolling interest	1,619	877	742	84.6%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(47,042)	$(50,975)	$3,933	(7.7)%

n/m - Calculation is not meaningful.

Revenue

Revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase of $11.8 million in total segment revenue. Total segment revenue in the three months ended September 30, 2015 included increases of $13.4 million and $1.6 million in Mountain revenue and Adventure revenue, respectively, partially offset by a decrease of $3.3 million in Real Estate revenue. During the three months ended September 30, 2015, excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $6.6 million, revenue increased $5.8 million, or 7.9%, compared to the three months ended September 30, 2014.

Operating expenses

Operating expenses increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of increases of $4.5 million and $0.7 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. Total segment operating expenses in the three months ended September 30, 2015 included an increase of $10.0 million in Mountain operating expenses, partially offset by decreases of $3.5 million and $2.0 million in Real Estate and Adventure operating expenses, respectively. Legacy, non-core and other expenses increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in legacy litigation expenses. During the three months ended September 30, 2015, excluding Blue Mountain and a favorable foreign currency translation adjustment of $5.9 million, operating expenses increased $0.6 million, or 0.6%, compared to the three months ended September 30, 2014.

Depreciation and amortization

Depreciation and amortization increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in fixed assets acquired in the Blue Mountain Acquisition partially offset by a decrease in depreciation of computer hardware that reached the end of its depreciable life in the prior fiscal year.

(Gain) loss on disposal of assets

In the three months ended September 30, 2015, the $0.7 million gain on disposal of assets was primarily related to the write-off of a damaged helicopter. In the three months ended September 30, 2014, the loss on disposal of assets was $0.2 million.

Loss on remeasurement of equity method investment

In the three months ended September 30, 2014, we recognized a $1.4 million loss on remeasurement of our equity method investment in Blue Mountain in connection with the Blue Mountain Acquisition. There was no similar transaction in the three months ended September 30, 2015.

Interest expense, net

Interest expense, net decreased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily as a result of repricing our senior debt facilities in April 2015 (the "Repricing"), which lowered the average annual effective rate from approximately 5.5% to approximately 4.75%. The impact of the Repricing was partially offset by an increase in the average outstanding principal balance of our senior debt as a result of borrowing an incremental $60.0 million under the Credit Agreement in September 2014, primarily to finance the Blue Mountain Acquisition.

Earnings (loss) from equity method investments

The increase in losses from equity method investments in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily a result of losses from our investment in the Mammoth family of resorts, which was negatively affected by a loss on extinguishment of debt associated with the recent refinancings.

Other income (expense), net

In the three months ended September 30, 2015, other income, net was $0.1 million. In the three months ended September 30, 2014, other expense, net was $0.3 million primarily due to expenses incurred related to the Blue Mountain Acquisition.

Income tax expense (benefit)

The consolidated income tax provision attributable to the Company was a $1.8 million expense for the three months ended September 30, 2015 and a $2.0 million benefit for the three months ended September 30, 2014. These amounts represent an effective tax rate of (4.1)% and 3.8% for the three months ended September 30, 2015 and 2014, respectively. The $1.8 million expense for the three months ended September 30, 2015 primarily related to taxable Canadian helicopter operations. The net $2.0 million tax benefit for the three months ended September 30, 2014 was comprised of $1.1 million of tax expense related to taxable Canadian helicopter operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition that enabled us to utilize a portion of our Canadian deferred tax assets resulting in a corresponding release of a portion of the full valuation allowance. The effective tax rate for the three months ended September 30, 2015 and 2014 differs from the federal blended statutory rate of 32.9% and 31.8%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.

Results of Segment Operations (in thousands)

	Three Months Ended September 30,
	2015	2014
Mountain revenue	$49,758	$36,313
Adventure revenue	24,263	22,614
Real Estate revenue	11,812	15,071
Total segment revenue	$85,833	$73,998

Mountain Adjusted EBITDA	$(20,787)	$(23,994)
Adventure Adjusted EBITDA	4,860	2,135
Real Estate Adjusted EBITDA	1,773	1,747
Total Adjusted EBITDA	$(14,154)	$(20,112)

See "Non-GAAP Financial measures" below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP (as defined below) measures.

Comparison of Mountain Results for the Three Months Ended September 30, 2015 and 2014 (dollars in thousands)

	Three Months Ended September 30,		Change
	2015	2014	$	%
RevPAR (1)	$62.09	$43.55	$18.54	42.6%
ADR (2)	$133.70	$123.65	$10.05	8.1%

Mountain revenue:
Lift	$4,005	$3,287	$718	21.8%
Lodging	15,319	9,371	5,948	63.5%
Ski School	610	499	111	22.2%
Retail and Rental	7,458	6,162	1,296	21.0%
Food and Beverage	9,632	7,367	2,265	30.7%
Other	12,734	9,627	3,107	32.3%
Total Mountain revenue	$49,758	$36,313	$13,445	37.0%
Mountain Adjusted EBITDA	$(20,787)	$(23,994)	$3,207	(13.4)%

(1)    Revenue per available room or RevPar is determined by dividing gross room revenue during a given period by the number of units available to guests during such period.

(2)    Average daily rate or ADR is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period.

Mountain revenue

Mountain revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Mountain revenue in the three months ended September 30, 2015 includes Blue Mountain revenue for the entire period whereas Mountain revenue in the three months ended September 30, 2014 only includes Blue Mountain revenue subsequent to the Acquisition Date of September 19, 2014. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and therefore the associated revenue was not included in Mountain revenue. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $2.7 million, Mountain revenue increased $3.5 million, or 10.0%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Lift revenue

Lift revenue, which during the summer is derived from mountain biking and sightseeing lift products, increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.4 million, Lift revenue increased $0.9 million, or 26.0%, in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to higher summer visitation.

Lodging revenue

Lodging revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.8 million, Lodging revenue increased $0.5 million, or 5.7%, in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to higher ADR and occupancy.

Ski School revenue

Ski School revenue, which during the summer is derived from mountain bike instruction and child care, increased slightly in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Retail and Rental revenue

Retail and Rental revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.5 million, Retail and Rental revenue increased $0.7 million, or 11.2%, in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to higher summer visitation.

Food and Beverage revenue

Food and Beverage revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.4 million, Food and Beverage revenue increased $0.7 million, or 9.5%, in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to higher summer visitation and an increase in group business revenue.

Other revenue

Other revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.6 million, Other revenue increased $0.7 million, or 7.1%, in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to the collection of business interruption insurance proceeds related to a prior period fire.

Mountain Adjusted EBITDA

Our first fiscal quarter historically results in negative Mountain Adjusted EBITDA, as our ski resorts do not open for ski operations until our second fiscal quarter. The first fiscal quarter consists primarily of operating and administrative expenses partially offset by summer operations.

Mountain Adjusted EBITDA improved in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $13.4 million increase in Mountain revenue, offset by a $10.0 million increase in Mountain operating expenses.

Mountain operating expenses increased from $60.6 million in the three months ended September 30, 2014 to $70.5 million in the three months ended September 30, 2015. The increase in Mountain operating expenses is primarily due to the inclusion of 100% of Blue Mountain since the Acquisition Date. Mountain operating expenses in the three months ended September 30, 2015 include Blue Mountain operating expenses for the entire period, whereas Mountain operating expenses in the three months ended September 30, 2014 only include Blue Mountain operating expenses subsequent to the Acquisition Date of September 19, 2014. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and therefore the associated operating expenses were not included in Mountain operating expenses. Additionally, Mountain Adjusted EBITDA in the prior year period included $0.3 million of our pro rata share of EBITDA from Blue Mountain for the period from July 1, 2014 through September 19, 2014.

Excluding Blue Mountain and a net favorable foreign currency translation adjustment, Mountain revenue increased $3.5 million in the three months ended September 30, 2015 partially offset by a $2.4 million increase in Mountain operating expenses, resulting in an increase to Mountain Adjusted EBITDA of $1.1 million.

Comparison of Adventure Results for the Three Months Ended September 30, 2015 and 2014 (dollars in thousands)

	Three Months Ended September 30,		Change
	2015	2014	$	%
Adventure revenue	$24,263	$22,614	$1,649	7.3%
Adventure Adjusted EBITDA	$4,860	$2,135	$2,725	127.6%

Adventure revenue

Adventure revenue increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $1.3 million increase in ancillary services and a $0.4 million increase in CMH revenue. Excluding an unfavorable foreign currency translation adjustment of $3.4 million, Adventure revenue increased $5.0 million, or 22.2%, in the three months ended September 30, 2015 primarily due to a $3.9 million increase in fire suppression related activities as a result of above average forest fire activity in the first quarter of fiscal 2016 and $1.0 million increase in CMH revenue primarily due to operating one additional lodge for summer operations in the three months ended September 30, 2015 compared to the prior year period.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $1.6 million increase in Adventure revenue and a $2.0 million decrease in Adventure operating expenses, which decreased from $19.2 million in the three months ended September 30, 2014 to $17.2 million in the three months ended September 30, 2015. After removing $0.9 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA increased $2.7 million. The increase in Adjusted EBITDA in the three months ended September 30, 2015 compared to the prior year period is higher than the increase in Adventure revenue in the comparative periods primarily due to our wholly owned subsidiaries contributing a greater proportion of Adventure Adjusted EBITDA in the current year period compared to the prior year period.

The decrease in Adventure operating expenses in the three months ended September 30, 2015 was primarily attributable to a $2.4 million favorable foreign currency translation adjustment. Excluding the favorable foreign currency translation adjustment, Adventure operating expenses increased $0.4 million, or 1.8%, primarily due to higher variable expenses associated with fire suppression activities and operating one additional CMH lodge for summer operations, partially offset by a decrease in helicopter MRO expenses.

Comparison of Real Estate Results for the Three Months Ended September 30, 2015 and 2014 (dollars in thousands)

	Three Months Ended September 30,		Change
	2015	2014	$	%
Real Estate revenue	$11,812	$15,071	$(3,259)	(21.6)%
Real Estate Adjusted EBITDA	$1,773	$1,747	$26	1.5%

Real Estate revenue

Real Estate revenue decreased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to decreases of $3.4 million and $0.3 million in revenue at IRCG and IHM, respectively, partially offset by an increase of $0.4 million in revenue at Playground. The decrease in revenue at IRCG is primarily due to forest fires near Whistler Blackcomb in British Columbia and lower tour volume at that sales center and an unfavorable foreign currency translation adjustment of $0.5 million.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA increased slightly in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $3.3 million decrease in Real Estate revenue offset by a $3.5 million decrease in Real Estate operating expenses, which decreased from $15.1 million in the three months ended September 30, 2014 to $11.6 million in the three months ended September 30, 2015. The decrease in Real Estate operating expenses was primarily due to a decrease in expenses of $2.7 million at IRCG resulting from lower sales volume and associated selling costs and a $0.7 million decrease in operating expenses at IHM due to lower occupancy. Additionally, Real Estate Adjusted EBITDA was impacted by a $0.2 million decrease in interest income earned from IRCG receivables.

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

There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and by using Adjusted EBITDA as a supplemental measure. Our definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency translation adjustments related to operational activities and adjusting for executive management restructuring costs.

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2015	2014
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(47,042)	$(50,975)
Legacy and other non-core expenses, net	2,351	982
Other operating expenses	1,151	1,827
Depreciation and amortization	15,042	14,586
(Gain) loss on disposal of assets	(689)	188
Loss on remeasurement of equity method investment	—	1,437
Interest income, net	(71)	(54)
Interest expense	10,162	10,726
Loss from equity method investments	3,084	2,251
Pro rata share of Adjusted EBITDA related to equity method investments	692	982
Adjusted EBITDA attributable to noncontrolling interest	(2,162)	(1,258)
Other (income) expense, net	(78)	305
Income tax expense (benefit)	1,787	(1,986)
Income attributable to noncontrolling interest	1,619	877
Total Adjusted EBITDA	$(14,154)	$(20,112)

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

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $16.0 million and $0.2 million of cash from operating activities during the three months ended September 30, 2015 and 2014, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

As part of the refinancing in December 2013, we entered into the Credit Agreement, which provided for a $540.0 million term loan facility ("Term Loan"), a $55.0 million senior secured first-lien line of credit facility ("LC Facility"), and a $25.0 million senior secured first-lien revolving loan facility (the "Revolver" and, together with the Term Loan and LC Facility, collectively referred to herein as the "Senior Debt"). In September 2014, pursuant to the Incremental Amendment, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Part I - Item 1, Financial Statements (unaudited), Note 8, " Acquisitions". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. We have the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million, so long as, after giving effect to any additional amounts borrowed, we remain compliant with all covenants of the Credit Agreement.

As of September 30, 2015, we had available capacity of $11.9 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the applicable covenants of the Credit Agreement as of September 30, 2015.

Our cash and cash equivalents balance as of September 30, 2015 was $92.0 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

On September 19, 2014, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $9.8 million and $15.1 million in the three months ended September 30, 2015 and 2014, respectively, or 11.4% and 20.4% of total revenue for the respective periods.

We paid principal, interest and fees to our lenders of $10.1 million and $12.4 million in the three months ended September 30, 2015 and 2014, respectively. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020.

Our debt service requirements can be impacted by changing interest rates as we had $589.8 million of variable rate debt outstanding as of September 30, 2015. As of September 30, 2015, the three month LIBOR was 0.33%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $1.9 million.

Cash Flows for the Three Months Ended September 30, 2015 and 2014

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Three Months Ended September 30,
	2015	2014	$ Change
Net cash provided by (used in):
Operating activities	$16,013	$190	$15,823
Investing activities	(9,596)	(57,189)	47,593
Financing activities	(2,174)	55,989	(58,163)
Effect of exchange rate on cash	(2,802)	(1,455)	(1,347)
Net increase in cash and cash equivalents	$1,441	$(2,465)	$3,906

Operating Activities

The $15.8 million increase in cash provided by operating activities in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily related to increased income from operations primarily from Blue Mountain and fire suppression related activities as well as improvements in working capital primarily due to cash received related to season pass and frequency product sales.

Investing Activities

Cash used in investing activities decreased $47.6 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. In the three months ended September 30, 2014, we acquired Blue Mountain for $41.5 million, net of cash received, and there was no comparable transaction in the three months ended September 30, 2015. Additionally, there was a $5.4 million decrease in capital expenditures in the three months ended September 30, 2015 compared to the prior year period primarily due to project timing.

Financing Activities

Cash provided by financing activities decreased $58.2 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. In the three months ended September 30, 2014, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition, and there was no comparable transaction in the three months ended September 30, 2015.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 9, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not engage in any material off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion above and those reflected in Item 1 - Financial Statements (unaudited), Note 9, "Commitments and Contingencies".

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

There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 9, 2015.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part I - Item 1, Financial Statements (unaudited), Note 2, “Significant Accounting Policies”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At September 30, 2015, we had $589.8 million of variable rate indebtedness, representing approximately 99% of our total debt outstanding, at an average interest rate for the three months ended September 30, 2015 of approximately 4.75%. As of September 30, 2015, the three month LIBOR was 0.33%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $1.9 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 55% and 50% of total revenue for the three months ended September 30, 2015 and 2014, respectively. Based upon our ownership of Canadian subsidiaries as of September 30, 2015, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $5.0 million for the three months ended September 30, 2015. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 9, 2015.

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

Intrawest Resorts Holdings, Inc.

Date: November 5, 2015	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 5, 2015	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
2.1	`	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
3.1		Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2		Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

