Form 10-Q
period 2015-12-31
Intrawest Resorts Holdings, Inc.
filed 2016-02-03
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

As of February 2, 2016, 45,219,380 shares of the registrant’s common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$94,973	$90,580
Restricted cash	14,005	10,018
Receivables, net of allowances of $917 and $717	32,765	36,176
Other current assets	53,909	44,614
Current assets held for sale	22,296	23,156
Total current assets	217,948	204,544
Property, plant and equipment, net of accumulated depreciation of $404,382 and $401,552	512,274	527,186
Real estate held for development	136,056	139,951
Intangible assets, net of accumulated amortization of $58,775 and $59,581	51,162	56,501
Goodwill	105,298	106,469
Other long-term assets, net of accumulated amortization of $1,452 and $1,364	27,030	30,385
Long-term assets held for sale	25,631	29,959
Total assets	$1,075,399	$1,094,995
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$80,344	$62,890
Deferred revenue and deposits	135,926	62,441
Capital lease obligations due within one year	21,192	3,927
Long-term debt due within one year	9,655	6,919
Current liabilities held for sale	8,569	9,955
Total current liabilities	255,686	146,132
Long-term capital lease obligations	17,979	35,175
Long-term debt	562,590	566,922
Other long-term liabilities	63,468	69,030
Total liabilities	899,723	817,259
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; 0 issued and outstanding at each of December 31, 2015 and June 30, 2015	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized; 45,230 shares issued and outstanding at each of December 31, 2015 and June 30, 2015	452	452
Additional paid-in capital	2,899,090	2,897,343
Accumulated deficit	(2,841,295)	(2,766,947)
Accumulated other comprehensive income	115,223	145,379
Total Intrawest Resorts Holdings, Inc. stockholders' equity	173,470	276,227
Noncontrolling interest	2,206	1,509
Total stockholders' equity	175,676	277,736
Total liabilities and stockholders' equity	$1,075,399	$1,094,995

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Statements of Operations
Revenue	$103,951	$120,802	$190,155	$195,175
Operating expenses	117,074	128,265	220,322	226,341
Depreciation and amortization	14,496	14,712	29,538	29,298
(Gain) on disposal of assets	(1,638)	(214)	(2,327)	(43)
Loss on remeasurement of equity method investment	—	—	—	1,454
Loss from operations	(25,981)	(21,961)	(57,378)	(61,875)
Interest expense, net	(9,384)	(10,202)	(18,618)	(19,816)
Earnings (loss) from equity method investments	1,702	(506)	(1,382)	(2,757)
Other income (expense), net	5,131	(150)	5,210	(455)
Loss before income taxes	(28,532)	(32,819)	(72,168)	(84,903)
Income tax expense (benefit)	(519)	(630)	1,268	(2,616)
Net loss	(28,013)	(32,189)	(73,436)	(82,287)
(Loss) income attributable to noncontrolling interest	(708)	(1,116)	912	(239)
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(27,305)	$(31,073)	$(74,348)	$(82,048)

Weighted average shares of common stock outstanding:
Basic and diluted	45,230	45,045	45,230	45,036
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(0.60)	$(0.69)	$(1.64)	$(1.82)

Statements of Comprehensive Income (Loss)
Net loss	$(28,013)	$(32,189)	$(73,436)	$(82,287)
(Loss) income attributable to noncontrolling interest	(708)	(1,116)	912	(239)
Net loss attributable to Intrawest Resorts Holdings, Inc.	(27,305)	(31,073)	(74,348)	(82,048)

Other comprehensive loss (net of tax of $0)	(8,379)	(11,399)	(30,371)	(28,867)
Other comprehensive (loss) income attributable to noncontrolling interest	(59)	8	(215)	(6)
Other comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	(8,320)	(11,407)	(30,156)	(28,861)

Comprehensive loss, net of tax	(36,392)	(43,588)	(103,807)	(111,154)
Comprehensive (loss) income attributable to noncontrolling interest	(767)	(1,108)	697	(245)
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	$(35,625)	$(42,480)	$(104,504)	$(110,909)

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities:
Net loss	$(73,436)	$(82,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,538	29,298
Funding of pension plans	(2,207)	(2,201)
Distribution of earnings from equity method investments	1,000	—
Other non-cash expense, net	3,824	5,513
Changes in assets and liabilities, net of business acquisitions:
Inventories	(10,072)	(7,110)
Receivables	4,813	7,813
Accounts payable and accrued liabilities	21,262	13,410
Deferred revenue and deposits	77,115	83,107
Other assets and liabilities, net	(7,516)	(12,701)
Net cash provided by operating activities	44,321	34,842
Investing activities:
Capital expenditures	(32,531)	(31,691)
Acquisitions, net of cash received	—	(41,467)
Other investing activities, net	2,244	(606)
Net cash used in investing activities	(30,287)	(73,764)
Financing activities:
Proceeds from issuance of long-term debt	—	59,925
Repayments of bank and other borrowings	(4,892)	(6,002)
Financing costs paid	—	(1,234)
Net cash (used in) provided by financing activities	(4,892)	52,689
Effect of exchange rate changes on cash	(4,749)	(1,300)
Increase (decrease) in cash and cash equivalents	4,393	12,467
Cash and cash equivalents, beginning of period	90,580	56,020
Cash and cash equivalents, end of period	$94,973	$68,487

Supplemental information:
Cash paid for interest	$15,735	$17,592
Non-cash investing and financing activities:
Property, plant and equipment received but not paid	$7,355	$—

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Earnings (Loss) Per Share

Note 4 - Supplementary Balance Sheet Information

Note 5 - Long-Term Debt

Note 6 - Accumulated Other Comprehensive Income and Other Comprehensive Loss

Note 7 - Income Taxes

Note 8 - Acquisition

Note 9 - Commitments and Contingencies

Note 10 - Segment Information

Note 11 - Subsequent Events

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
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

The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides helicopter accessed skiing, mountaineering and hiking at eleven lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of Bell helicopters that are also used in the off-season for fire suppression activities and other commercial uses primarily in the United States and Canada. The Company's subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties.

The Real Estate segment is comprised of real estate management, marketing and sales businesses and real estate development activities. The Company manages, markets and/or sells real estate through the Intrawest Resort Club Group (“IRCG”) division, a vacation club business, Intrawest Hospitality Management, Inc. (“IHM”), which principally manages condominium hotel properties in Maui, Hawaii and Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business, as well as the Company’s 50.0% interest in Mammoth Hospitality Management L.L.C. and 57.1% economic interest in Chateau M.T. Inc. The Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs. On November 24, 2015, the Company entered into an agreement to sell IRCG as described below in Note 2, "Significant Accounting Policies".

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

On November 24, 2015, the Company, through its wholly owned indirect subsidiaries, Intrawest U.S. Holdings, Inc. and Intrawest ULC, entered into a definitive agreement to sell IRCG, its vacation club business, to Diamond Resorts Corporation (the “Purchaser”) and Diamond Resorts International, Inc. (together with the Purchaser, “Diamond”) for a purchase price of $80.8 million, (the “IRCG Transaction”), which includes estimated purchase price adjustments relating to net working capital. The purchase price consisted of cash consideration and the assumption of certain liabilities, including certain lease obligations and certain other continuing contract obligations. Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in operation of IRCG and all of the equity interests in certain wholly-owned subsidiaries of the Company. The assets and liabilities included in the IRCG Transaction meet the held for sale classification criteria and are classified as such on the accompanying condensed consolidated balance sheets.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

The following table shows the components of assets and liabilities that are classified as held for sale in the Company's condensed consolidated balance sheets as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015	Fiscal Year End June 30, 2015

Restricted cash	$218	$228
Receivables, net	5,130	6,592
Other current assets	16,948	16,336
Property, plant and equipment, net of accumulated depreciation	1,901	2,071
Real estate held for development	2,999	3,085
Other long-term assets, net	20,731	24,803
Total assets classified as held for sale	$47,927	$53,115
Accounts payable and accrued liabilities	$3,749	$4,334
Deferred revenue and deposits	4,820	5,621
Total liabilities classified as held for sale	$8,569	$9,955

The following table shows the income before income taxes for IRCG for each of the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Income before income taxes	$604	$1,962	$1,366	$3,587

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

The Company owns a 20.0% equity interest in Alpine Helicopters Inc. (“Alpine Helicopters”). Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH operations. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying condensed consolidated financial statements. As of December 31, 2015, Alpine Helicopters had total assets of $10.7 million and total liabilities of $6.1 million.

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

Fair Value of Financial Instruments

As of December 31, 2015 and June 30, 2015, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

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

	December 31, 2015		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$570,356	$583,516	$571,745	$595,362
Other debt obligations	1,889	1,620	2,096	1,793

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

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

Due to the Company's reported net loss for the three months ended December 31, 2015 and 2014, the effect of 1.5 million stock awards and 1.0 million stock awards, respectively, was not included in the calculation of EPS as the effect would be anti-dilutive. Due to the Company's reported net loss for the six months ended December 31, 2015 and 2014, the effect of 1.3 million stock awards and 1.0 million stock awards, respectively, was not included in the calculation of EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Basic and Diluted EPS
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(27,305)	$(31,073)	$(74,348)	$(82,048)
Weighted average common shares outstanding	45,230	45,045	45,230	45,036
	$(0.60)	$(0.69)	$(1.64)	$(1.82)

4.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015	Fiscal Year End June 30, 2015

Trade receivables	$33,625	$36,458
Loans, mortgages and notes receivable	57	435
Allowance for doubtful accounts	(917)	(717)
Total current receivables	$32,765	$36,176

Other current assets

Other current assets as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015	Fiscal Year End June 30, 2015

Inventories	$30,126	$22,913
Capital spares	11,175	11,640
Prepaid insurance	5,694	5,345
Other prepaid expenses and current assets	6,914	4,716
Total other current assets	$53,909	$44,614

Other long-term assets, net

Other long-term assets, net as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015	Fiscal Year End June 30, 2015

Equity method investments	$22,552	$25,394
Long-term receivables	1,464	1,508
Other long-term asset, net	3,014	3,483
Total other long-term assets, net	$27,030	$30,385

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015	Fiscal Year End June 30, 2015

Accounts payable	$69,421	$52,372
Accrued liabilities	10,923	10,518
Total accounts payable and accrued liabilities	$80,344	$62,890

Current deferred revenue and deposits

Current deferred revenue and deposits as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015	Fiscal Year End June 30, 2015

Season pass and other deferred revenue	$86,648	$39,216
Lodging and tour deposits	49,235	23,178
Deposits on real estate sales	43	47
Total current deferred revenue and deposits	$135,926	$62,441

Other long-term liabilities

Other long-term liabilities as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	December 31, 2015	Fiscal Year End June 30, 2015

Pension liability, net of funded assets	$29,254	$33,150
Forgivable government grants	7,645	8,950
Deferred revenue and deposits	8,522	8,909
Other long-term liabilities	18,047	18,021
Total other long-term liabilities	$63,468	$69,030

5.	Long-Term Debt

Long-term debt as of December 31, 2015 and June 30, 2015 consisted of the following (in thousands):

		December 31, 2015	Fiscal Year End June 30, 2015
	Maturity
Senior Debt	2020	$570,356	$571,745
Other debt obligations	2016-2023	1,889	2,096
Total		572,245	573,841
Less: Long-term debt due within one year		9,655	6,919
Total long-term debt		$562,590	$566,922

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

Senior Debt

In December 2013, one of the Company’s subsidiaries, as borrower, and several of the Company's U.S. subsidiaries, as guarantors, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Note 8, "Acquisition". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital purposes. The Incremental Amendment has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million, so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants of the Credit Agreement.

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

The net cash proceeds from the Term Loan were reduced by an original issue discount ("OID") of 0.9%, or $5.5 million, after giving effect to the Incremental Amendment. The OID is amortized into interest expense using the effective interest method. There was $4.0 million and $4.3 million of unamortized OID remaining as of December 31, 2015 and June 30, 2015, respectively.

The Company has incurred $19.7 million of debt issuance costs in connection with the Senior Debt, which together with the OID is presented as a direct reduction of the carrying value of the long-term debt on the accompanying condensed consolidated balance sheets. These costs are amortized into interest expense using the effective interest method. There was $14.0 million and $15.2 million of unamortized costs remaining as of December 31, 2015 and June 30, 2015, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. It also includes customary cross-default provisions with respect to certain other borrowings of the Company's subsidiaries. Additionally, the Credit Agreement requires the borrower to comply with a total secured debt leverage ratio to the extent that more than 30.0% of the Revolver is outstanding (including outstanding swingline loans and letters of credit) on the last day of each fiscal quarter. The Company was in compliance with the applicable covenants of the Credit Agreement at December 31, 2015. As of December 31, 2015, the Company was required to make an excess cash flow payment of $8.8 million during the third fiscal quarter of 2016 based upon calculations defined in the Credit Agreement. The excess cash flow payment was made on January 29, 2016.

The LC Facility and the Revolver each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $42.6 million and $45.4 million of irrevocable standby letters of credit outstanding under the LC Facility at December 31, 2015 and June 30, 2015, respectively. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver at either December 31, 2015 or June 30, 2015.

Other Debt Obligations

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations was 5.5% for the six months ended December 31, 2015.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

Maturities

Current maturities represent principal payments due in the next 12 months. As of December 31, 2015, the long-term debt aggregate maturities for the 12 month period ended December 31, of each of the following years are set forth below (in thousands):

2016	$9,655
2017	3,441
2018	6,136
2019	6,143
2020	564,431
Thereafter	378

Interest Expense

The Company recorded interest expense of $10.3 million and $11.3 million in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2015 and 2014, respectively, of which $0.9 million and $0.7 million, respectively, was amortization of deferred financing costs and the OID. The Company recorded interest expense of $20.4 million and $22.0 million in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2015 and 2014, respectively, of which $1.8 million and $1.5 million was amortization of deferred financing costs and the OID for the six months ended December 31, 2015 and 2014, respectively.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining deferred losses of $1.3 million as of December 31, 2015 related to the terminated swap liability are recorded in accumulated other comprehensive income ("AOCI") and will be recognized periodically through March 31, 2017 through interest expense. Approximately $1.1 million of deferred losses will be amortized from AOCI into interest expense in the next 12 months. The portion included in interest expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2015 was $0.3 million and $0.6 million, respectively, and for the three and six months ended December 31, 2014 was $0.4 million and $0.8 million, respectively.

6.    Accumulated Other Comprehensive Income and Other Comprehensive Loss

Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the six months ended December 31, 2015 and 2014 (in thousands):

	Realized portion on cash flow hedge	Actuarial loss on pensions	Foreign currency translation adjustments	Total
As of June 30, 2014	$(3,347)	$(14,084)	$215,154	$197,723
Amounts reclassified from AOCI	827	400	—	1,227
Foreign currency translation adjustments	(464)	746	(30,370)	(30,088)
Net current period other comprehensive income (loss)	363	1,146	(30,370)	(28,861)
As of December 31, 2014	$(2,984)	$(12,938)	$184,784	$168,862

As of June 30, 2015	$(1,918)	$(11,949)	$159,246	$145,379
Amounts reclassified from AOCI	606	349	—	955
Foreign currency translation adjustments	(9)	778	(31,880)	(31,111)
Net current period other comprehensive income (loss)	597	1,127	(31,880)	(30,156)
As of December 31, 2015	$(1,321)	$(10,822)	$127,366	$115,223

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

Other Comprehensive Loss

Other comprehensive loss is derived from adjustments to reflect i) foreign currency translation adjustments, ii) realized portion of a cash flow hedge, and iii) actuarial loss on pensions. The components of other comprehensive loss for the three and six months ended December 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Foreign currency translation adjustments	$(8,845)	$(12,004)	$(31,326)	$(30,094)
Realized portion of cash flow hedge(a)	303	407	606	827
Actuarial loss on pensions(b)	163	198	349	400
Other comprehensive loss (net of tax of $0)	$(8,379)	$(11,399)	$(30,371)	$(28,867)

(a)	Amounts reclassified out of AOCI are included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	Amounts reclassified out of AOCI are included in operating expenses in the accompanying condensed consolidated statements of operations.

7.    Income Taxes

The Company's quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented. The consolidated income tax provision attributable to the Company was a $0.5 million benefit and a $1.3 million expense for the three and six months ended December 31, 2015, respectively and a $0.6 million benefit and $2.6 million benefit for the three and six months ended December 31, 2014; respectively. These amounts represent an effective tax rate of 1.8% and (1.8%) for the three and six months ended December 31, 2015, respectively; and an effective tax rate of 2.0% and 3.1% for the three and six months ended December 31, 2014, respectively. The $1.3 million expense for the six months ended December 31, 2015 primarily relates to Canadian helicopter operations. The net $2.6 million tax benefit for the six months ended December 31, 2014 is comprised of $0.5 million of tax expense related to Canadian helicopter operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release of the valuation allowance. The federal blended statutory rate for the three months ended December 31, 2015 and 2014 was 29.5% and 30.0%, respectively. The federal blended statutory rate for the six months ended December 31, 2015 and 2014 was 31.5% and 31.1%, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in the recorded valuation allowance for entities in the United States and Canada.

8.     Acquisition

On September 19, 2014, the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc. The Company has included the financial results of Blue Mountain in the accompanying condensed consolidated financial statements since the Acquisition Date. The total consideration transferred to acquire Blue Mountain was $109.6 million, which consisted of $54.8 million in cash and $54.8 million for the previously held equity interest. The valuation of the Company’s previously held equity interest resulted in a loss of $1.5 million included within loss on remeasurement of equity method investment in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2014.

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

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

9.    Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $42.6 million and $45.4 million at December 31, 2015 and June 30, 2015, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

In addition, the Company's pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims arising in the ordinary course of business being filed against the Company by owners and prospective purchasers of residences of the Company's real estate developments. In some instances, the Company has been named as a defendant in lawsuits alleging construction defects at certain of the Company's existing developments or that the Company failed to construct planned amenities. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws.

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

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

Reimbursable government loans and forgivable grants as of December 31, 2015 and June 30, 2015 in Canadian dollars ("CAD") and U.S. dollar ("USD") equivalent are as follows (in thousands):

	December 31, 2015		Fiscal Year End June 30, 2015
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$1,168	$844	$1,237	$992
Grants
Received	89,298	64,522	89,298	71,587
Future advances	31,421	22,703	31,421	25,189
Total grants	$120,719	$87,225	$120,719	$96,776

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

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire at various times between 2017 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases were $0.8 million and $0.7 million for the three months ended December 31, 2015 and 2014, respectively, and $0.9 million and $0.8 million for the six months ended December 31, 2015 and 2014, respectively.

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
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

The following tables present segment revenue reconciled to consolidated revenue and net income (loss) attributable to the Company reconciled to Adjusted EBITDA and Adjusted EBITDA by segment, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Mountain
Lift (1)	$31,937	$36,254	$35,941	$39,541
Lodging	11,547	14,102	26,866	23,473
Ski School (2)	6,662	7,872	7,272	8,371
Retail and Rental	11,195	15,035	18,652	21,197
Food and Beverage	10,338	11,501	19,970	18,868
Other	7,757	9,891	20,493	19,518
Total Mountain revenue	79,436	94,655	129,194	130,968
Adventure revenue	12,368	10,244	36,630	32,858
Real Estate revenue	11,403	15,152	23,216	30,223
Total segment revenue	103,207	120,051	189,040	194,049
Legacy, non-core and other revenue (3)	744	751	1,115	1,126
Total revenue	$103,951	$120,802	$190,155	$195,175

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(27,305)	$(31,073)	$(74,348)	$(82,048)
Legacy and other non-core expenses, net (4)	2,092	925	4,442	1,907
Other operating expenses (5)	1,401	3,171	2,552	4,998
Depreciation and amortization	14,496	14,712	29,538	29,298
(Gain) on disposal of assets	(1,638)	(214)	(2,327)	(43)
Loss on remeasurement of equity method investment	—	—	—	1,454
Interest income, net (6)	(65)	(34)	(136)	(88)
Interest expense	10,269	11,255	20,431	21,981
(Earnings) loss from equity method investments (7)	(1,702)	506	1,382	2,757
Pro rata share of Adjusted EBITDA related to equity method investments (8) (9)	853	969	1,545	1,951
Adjusted EBITDA attributable to noncontrolling interest	1,029	1,518	(1,133)	260
Other (income) expense, net (10)	(5,131)	150	(5,210)	455
Income tax expense (benefit)	(519)	(630)	1,268	(2,616)
Income (loss) attributable to noncontrolling interest	(708)	(1,116)	912	(239)
Total Adjusted EBITDA	$(6,928)	$139	$(21,084)	$(19,973)

Mountain Adjusted EBITDA (8)	$(5,136)	$2,467	$(25,923)	$(21,527)
Adventure Adjusted EBITDA (11)	(3,489)	(4,817)	1,371	(2,682)
Real Estate Adjusted EBITDA (12)	1,697	2,489	3,468	4,236
Total Adjusted EBITDA	$(6,928)	$139	$(21,084)	$(19,973)

(1)	Lift revenue outside of the ski season is derived primarily from mountain biking and sightseeing lift products.

(2)	Ski School revenue outside of the ski season is derived primarily from mountain bike instruction at various resorts.

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, divested non-core operations, and non-core retail revenue.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
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

(10)	Includes litigation settlement gains (losses), acquisition-related expenses, and other expenses.

(11)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(12)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations, in the amount of $0.8 million and $1.0 million for the three months ended December 31, 2015 and 2014, respectively and $1.7 million and $2.1 million for the six months ended December 31, 2015 and 2014, respectively.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for each of the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Capital expenditures:
Mountain	$17,285	$13,792	$24,915	$25,991
Adventure	2,980	1,547	4,325	2,774
Real Estate	115	140	238	227
Total segment capital expenditures	20,380	15,479	29,478	28,992
Corporate and other	2,362	1,064	3,053	2,699
Total capital expenditures	$22,742	$16,543	$32,531	$31,691

Geographic Data

The Company’s revenue by geographic region for each of the three and six months ended December 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
United States	$67,321	$75,377	$106,342	$112,322
Canada	36,630	45,425	83,813	82,853
Total revenue	$103,951	$120,802	$190,155	$195,175

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

11.    Subsequent Events

On January 12, 2016, the Company announced the commencement of a modified “Dutch auction” self-tender offer ("Tender Offer") to purchase for cash up to $50.0 million of shares of its common stock at a price per share not greater than $10.00 nor less than $9.00, less applicable withholding taxes and without interest. The Tender Offer will expire on February 10, 2016, unless the Tender Offer is extended or withdrawn by the Company. Tenders of shares must be made prior to the expiration of the Tender Offer and may be withdrawn at any time prior to the expiration of the Tender Offer, in each case in accordance with the procedures set forth in the Schedule TO-I filed with the SEC on January 12, 2016 (the “Schedule TO”).

The Company will use a portion of its cash and cash equivalents on hand to fund the purchase of shares in the Tender Offer. The Tender Offer is not conditioned upon obtaining financing or any minimum number of shares being tendered; however, the Tender Offer is subject to a number of other terms and conditions, which are specified in the Offer to Purchase dated January 12, 2016, including the condition that the Company’s sale of IRCG to Diamond has been completed. As described in Note 2, "Significant Accounting Policies", the IRCG Transaction closed on January 29, 2016.

This Quarterly Report on Form 10-Q is not an offer to purchase or a solicitation of an offer to sell the Company’s securities.  The solicitation and offer to purchase the securities will only be made pursuant to the Offer to Purchase dated January 12, 2016 and related materials.  The Company’s stockholders are advised to read the Schedule TO and the related exhibits and filings, each as may be amended or supplemented from time to time, and any other relevant documents filed with the SEC when they become available, before making any decision with respect to the Tender Offer because all such documents contain or will contain important information about the Tender Offer.

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

Recent Transactions

IRCG Transaction

On November 24, 2015, we, through our wholly owned indirect subsidiaries, Intrawest U.S. Holdings Inc. and Intrawest ULC, entered into a definitive agreement (the “Purchase Agreement”) to sell IRCG to Diamond Resorts Corporation (the “Purchaser”) and Diamond Resorts International, Inc. (together with the Purchaser, “Diamond”) for a purchase price of $80.8 million (the “IRCG Transaction”), which includes estimated purchase price adjustments relating to net working capital. IRCG is engaged in the business of developing, selling interests in, and managing (a) Club Intrawest, a points-based timeshare vacation club at certain locations in the United States, Canada and Mexico, (b) a fractional timeshare program with properties located in Zihuatanejo, Mexico, and (c) an internal exchange program for members of the vacation club operated through Extraordinary Escapes Corporation.

Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in operation of the IRCG, including, but not limited to, certain management contracts, accounts receivable, notes and other amounts receivable, certain real property, the resort points available for sale, and all of the equity interests in certain wholly-owned indirect subsidiaries of the Company.

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

The following table contains selected unaudited segment information for the quarter ended December 31, 2015 and the four preceding quarters (in thousands):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Mountain revenue	$79,436	$49,758	$36,869	$258,092	$94,655
Adventure revenue	12,368	24,263	19,362	44,579	10,244
Real Estate revenue	11,403	11,812	11,416	17,635	15,152
Total segment revenue	$103,207	$85,833	$67,647	$320,306	$120,051

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Mountain Adjusted EBITDA	$(5,136)	$(20,787)	$(25,222)	$135,721	$2,467
Adventure Adjusted EBITDA	(3,489)	4,860	538	15,449	(4,817)
Real Estate Adjusted EBITDA	1,697	1,773	966	5,221	2,489
Total Adjusted EBITDA	$(6,928)	$(14,154)	$(23,718)	$156,391	$139

Resort Real Estate Markets

We intend to resume development of residential vacation homes at our mountain resorts when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macroeconomic trends and consumer sentiment. During recent periods we have seen a partial recovery in the market for vacation homes.

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

Results of Operations

The following historical consolidated statements of operations for the three and six months ended December 31, 2015 and 2014 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our segment results.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$103,951	$120,802	$(16,851)	(13.9)%	$190,155	$195,175	$(5,020)	(2.6)%
Operating expenses	117,074	128,265	(11,191)	(8.7)%	220,322	226,341	(6,019)	(2.7)%
Depreciation and amortization	14,496	14,712	(216)	(1.5)%	29,538	29,298	240	0.8%
(Gain) on disposal of assets	(1,638)	(214)	(1,424)	n/m	(2,327)	(43)	(2,284)	n/m
Loss on remeasurement of equity method investment	—	—	—	—%	—	1,454	(1,454)	(100.0)%
Loss from operations	(25,981)	(21,961)	(4,020)	18.3%	(57,378)	(61,875)	4,497	(7.3)%
Interest expense, net	(9,384)	(10,202)	818	(8.0)%	(18,618)	(19,816)	1,198	(6.0)%
Earnings (loss) from equity method investments	1,702	(506)	2,208	n/m	(1,382)	(2,757)	1,375	n/m
Other income (expense), net	5,131	(150)	5,281	n/m	5,210	(455)	5,665	n/m
Loss before income taxes	(28,532)	(32,819)	4,287	(13.1)%	(72,168)	(84,903)	12,735	(15.0)%
Income tax expense (benefit)	(519)	(630)	111	(17.6)%	1,268	(2,616)	3,884	(148.5)%
Net loss	(28,013)	(32,189)	4,176	(13.0)%	(73,436)	(82,287)	8,851	(10.8)%
(Loss) income attributable to noncontrolling interest	(708)	(1,116)	408	(36.6)%	912	(239)	1,151	n/m
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(27,305)	$(31,073)	$3,768	(12.1)%	$(74,348)	$(82,048)	$7,700	(9.4)%

n/m - Calculation is not meaningful.

Revenue

Revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 due to a decrease of $16.8 million in total segment revenue. Total segment revenue in the three months ended December 31, 2015 included decreases of $15.2 million and $3.7 million in Mountain revenue and Real Estate revenue, respectively, partially offset by an increase of $2.1 million in Adventure revenue. During the three months ended December 31, 2015, excluding an unfavorable foreign currency translation adjustment of $6.5 million, revenue decreased $10.4 million, or 8.6%, compared to the three months ended December 31, 2014.

Revenue decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 due to a decrease of $5.0 million in total segment revenue. Total segment revenue in the six months ended December 31, 2015 included decreases of $7.0 million and $1.8 million in Real Estate revenue and Mountain revenue, respectively, partially offset by an increase of $3.8 million in Adventure revenue. During the six months ended December 31, 2015, excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $11.5 million, revenue increased slightly by $0.1 million, compared to the six months ended December 31, 2014.

Operating expenses

Operating expenses decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 as a result of decreases of $10.6 million and $0.6 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. Total segment operating expenses in the three months ended December 31, 2015 included decreases of $7.6 million and $3.3 million in Mountain and Real Estate operating expenses, respectively, partially offset by an increase of $0.3 million in Adventure operating expenses. Legacy, non-core and other expenses decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a $0.3 million decrease in severance-related expenses. During the three months ended December 31, 2015, excluding a favorable foreign currency translation adjustment of $7.7 million, operating expenses decreased $3.5 million, or 2.7%, compared to the three months ended December 31, 2014.

Operating expenses decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 due to a decrease of $6.1 million in total segment operating expenses partially offset by an increase of $0.1 million in Legacy, non-core and other expenses. Total segment operating expenses in the six months ended December 31, 2015 included decreases of $6.8 million and $1.7 million in Real Estate and Adventure operating expenses, respectively, partially offset by an increase of $2.3 million in Mountain operating expenses. During the six months ended December 31, 2015, excluding Blue Mountain and a favorable foreign currency translation adjustment of $11.4 million, operating expenses decreased $2.0 million, or 1.0%, compared to the six months ended December 31, 2014.

Depreciation and amortization

Depreciation and amortization decreased slightly by $0.2 million, or 1.5%, in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Depreciation and amortization increased slightly by $0.2 million, or 0.8% in the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

(Gain) on disposal of assets

In the three months ended December 31, 2015, we completed a non-monetary exchange of helicopter assets with an independent third party acquiring four helicopters in exchange for two. A $1.7 million gain resulted from the fair value of the helicopters received exceeding the net book value of helicopters sold. In the three months ended December 31, 2014, the gain on disposal of assets was $0.2 million.

In the six months ended December 31, 2015, we completed a non-monetary exchange of helicopter assets with an independent third party acquiring four helicopters in exchange for two. A $1.7 million gain resulted from the fair value of the helicopters received exceeding the net book value of helicopters sold. Additionally, we recognized a gain on the write-off of a damaged helicopter. In the six months ended December 31, 2014, the gain on disposal of assets was less than $0.1 million.

Loss on remeasurement of equity method investment

In the six months ended December 31, 2014, we recognized a $1.5 million loss on remeasurement of our equity method investment in Blue Mountain in connection with the Blue Mountain Acquisition. There was no similar transaction in the six months ended December 31, 2015.

Interest expense, net

Interest expense, net decreased in the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014 primarily as a result of repricing our senior debt facilities in April 2015 (the "Repricing"), which lowered the average annual effective rate from approximately 5.5% to approximately 4.75%. The impact of the Repricing was partially offset by an increase in the average outstanding principal balance of our senior debt as a result of borrowing an incremental $60.0 million under the Credit Agreement in September 2014, primarily to finance the Blue Mountain Acquisition.

Earnings (loss) from equity method investments

The increase in earnings from equity method investments in the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014 was primarily a result of earnings from our investment in the Mammoth family of resorts during the three months ended December 31, 2015, primarily due to the inclusion of earnings from Snow Summit Mountain Resort and Bear Mountain in the three and six months ended December 31, 2015. These two resorts were added to the Mammoth family of resorts in the third fiscal quarter of 2015. Additionally, an increase in Skier Visits driven by improved snowfall and better ski conditions compared to prior year period contributed to an increase in earnings from our investment in the Mammoth family of resorts.

Other income (expense), net

Other income, net increased $5.3 million and $5.7 million in three and six months ended December 31, 2015, respectively, primarily due to a favorable legacy legal settlement during the three months ended December 31, 2015 partially offset by expenses incurred related to the IRCG Transaction.

Income tax expense (benefit)

The consolidated income tax provision attributable to the Company was a $0.5 million benefit and a $1.3 million expense for the three and six months ended December 31, 2015, respectively; and a $0.6 million benefit and $2.6 million benefit for the same periods in the prior year; respectively. These amounts represent and effective tax rate of 1.8% and (1.8%) for the three and six months ended December 31, 2015, respectively; and an effective tax rate of 2.0% and 3.1% for the three and six months ended December 31, 2014, respectively. The $1.3 million expense for the six months ended December 31, 2015 primarily relates to taxable Canadian helicopter operations. The net $2.6 million tax benefit for the six months ended December 31, 2014 is comprised of $0.5 million of tax expense related to taxable Canadian helicopter operations and a $3.1 million tax benefit. The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release of the valuation allowance. The federal blended statutory rate for the three months ended December 31, 2015 and 2014 was 29.5% and 30.0%, respectively. The federal blended statutory rate for the six months ended December 31, 2015 and 2014 was 31.5% and 31.1%, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in the recorded valuation allowance for entities in the United States and Canada.

Results of Segment Operations (in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Mountain revenue	$79,436	$94,655	$129,194	$130,968
Adventure revenue	12,368	10,244	36,630	32,858
Real Estate revenue	11,403	15,152	23,216	30,223
Total segment revenue	$103,207	$120,051	$189,040	$194,049

Mountain Adjusted EBITDA	$(5,136)	$2,467	$(25,923)	$(21,527)
Adventure Adjusted EBITDA	(3,489)	(4,817)	1,371	(2,682)
Real Estate Adjusted EBITDA	1,697	2,489	3,468	4,236
Total Adjusted EBITDA	$(6,928)	$139	$(21,084)	$(19,973)

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

"Revenue per Visit"  is total Mountain revenue recorded during the ski season divided by total Skier Visits during such period. This metric excludes non-ski season revenue, which is not directly correlated to visitor growth. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit.

"ETP"  we measure average ticket price during a given period by calculating our "effective ticket price" or "ETP", which is determined by dividing Lift revenue recorded during the ski season by total Skier Visits. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders skiing more frequently in a given fiscal period as compared to the corresponding prior year period will result in downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single- and multi-day lift ticket products are priced per visit, and therefore a greater proportion of use of these products will tend to increase our ETP. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of Lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

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

Comparison of Mountain Results for the Three and Six Months Ended December 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Skier Visits	627,810	858,781	(230,971)	(26.9)%	627,810	858,781	(230,971)	(26.9)%
Revenue per Visit	$111.29	$98.75	$12.54	12.7%	$111.29	$98.75	$12.54	12.7%
ETP	$49.72	$41.36	$8.36	20.2%	$49.72	$41.36	$8.36	20.2%
RevPAR	$43.97	$56.43	$(12.46)	(22.1)%	$53.06	$50.73	$2.33	4.6%
ADR	$152.12	$172.34	$(20.22)	(11.7)%	$140.74	$149.93	$(9.19)	(6.1)%

Mountain revenue:
Lift	$31,937	$36,254	$(4,317)	(11.9)%	$35,941	$39,541	$(3,600)	(9.1)%
Lodging	11,547	14,102	(2,555)	(18.1)%	26,866	23,473	3,393	14.5%
Ski School	6,662	7,872	(1,210)	(15.4)%	7,272	8,371	(1,099)	(13.1)%
Retail and Rental	11,195	15,035	(3,840)	(25.5)%	18,652	21,197	(2,545)	(12.0)%
Food and Beverage	10,338	11,501	(1,163)	(10.1)%	19,970	18,868	1,102	5.8%
Other	7,757	9,891	(2,134)	(21.6)%	20,493	19,518	975	5.0%
Total Mountain revenue	$79,436	$94,655	$(15,219)	(16.1)%	$129,194	$130,968	$(1,774)	(1.4)%
Mountain Adjusted EBITDA	$(5,136)	$2,467	$(7,603)	n/m	$(25,923)	$(21,527)	$(4,396)	20.4%

Mountain revenue

Mountain revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a 61.8% decrease in Skier Visits at our Eastern resorts due to unseasonably warm weather and lack of snowfall partially offset by a 6.4% increase in Skier Visits at our Colorado resorts. Excluding an unfavorable foreign currency translation adjustment of $4.0 million, Mountain revenue decreased $11.2 million, or 11.9%, in the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Mountain revenue decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to a 61.8% decrease in Skier Visits at our Eastern resorts due to unseasonably warm weather and lack of snowfall partially offset by a 6.4% increase in Skier Visits at our Colorado resorts and the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Mountain revenue in the six months ended December 31, 2015 includes Blue Mountain revenue for the entire period whereas Mountain revenue in the six months ended December 31, 2014 only includes Blue Mountain revenue subsequent to the Acquisition Date of September 19, 2014. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and therefore the associated revenue was not included in Mountain revenue. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $5.1 million, Mountain revenue decreased $3.2 million, or 2.8%, in the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Lift revenue

Lift revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The decrease was primarily due to a decrease in Skier Visits at our Eastern resorts due to unseasonably warm weather and lack of snowfall. Our Eastern resorts experienced a 61.8% decrease in Skier Visits, which was partially offset by a 6.4% increase in Skier Visits at our Colorado resorts. Higher season pass and frequency product sales across our resorts partially offset the impact of the decrease in Skier Visits in the current period compared to the same period in the prior year. Season pass and frequency product revenue for the 2015/2016 ski season increased 2.0% in the three months ended December 31, 2015 compared to the same period in the prior year and comprised 50.7% and 43.8% of Lift revenue for the three months ended December 31, 2015 and 2014, respectively. Season pass revenue, for which cash is primarily collected prior to the ski season, is recognized based on historical usage patterns. Frequency product revenue is recognized as used, and unused portions ("breakage") are recognized based on historical usage for each frequency product. Excluding an unfavorable foreign currency translation adjustment of $0.9 million, Lift revenue decreased $3.4 million, or 9.4%, in the three months ended December 31, 2015 compared to the same period in the prior year, which was the result of a 39.6% decrease in Lift revenue at our Eastern resorts partially offset by a 16.3% increase at our Colorado resorts due to higher yields and increased skier visits. Excluding unfavorable foreign currency adjustments, ETP increased $9.64, or 23.3% in the three months ended December 31, 2015 compared to the same period in the prior year as the decline in Skier Visits was greater than the decline in Lift revenue.

As our ski resorts opened during our second quarter, the results of the six months ended December 31, 2015 and 2014 for Lift revenue are largely the same as the results for the three months ended December 31, 2015 and 2014. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing products, which increased in the the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to higher summer visitation.

Lodging revenue

Lodging revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to lower ADR and occupancy at our Eastern resorts which is primarily attributable to the unseasonably warm weather and lack of snowfall. Excluding an unfavorable foreign currency translation adjustment of $1.2 million, Lodging revenue decreased $1.3 million, or 9.5%, in the three months ended December 31, 2015 compared to the same period in the prior year, which was the result of a 13.0% decrease in Lodging revenue at our Eastern resorts partially offset by a 11.5% increase at our Colorado resorts due to higher ADR.

Lodging revenue increased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.3 million, Lodging revenue decreased $0.7 million, or 3.9% in the six months ended December 31, 2015 compared to the same period in the prior year, which was the result of a 8.8% decrease in Lodging revenue at our Eastern resorts due to lower ADR and occupancy partially offset by a 13.2% increase at our Colorado resorts due to higher ADR.

Ski School revenue

Ski School revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a decrease in Skier Visits at our Eastern resorts. Ski School revenue decreased 41.2% at our Eastern resorts partially offset by a 8.0% increase at our Colorado resorts due to Skier Visit growth and select price increases.

As our ski resorts opened during our second quarter, the results of the six months ended December 31, 2015 and 2014 for Ski School revenue are largely the same as the results for the three months ended December 31, 2015 and 2014. During the summer, Ski School revenue is derived from mountain bike instruction and child care, which increased slightly in the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Retail and Rental revenue

Retail and Rental revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a decrease in Skier Visits at our Eastern resorts. Excluding an unfavorable foreign currency translation adjustment of $0.8 million, Retail and Rental revenue decreased $3.0 million, or 20.3%, in the three months ended December 31, 2015 compared to the same period in the prior year, which was the result of a 28.9% decrease in Retail and Rental revenue at our Eastern resorts partially offset by a 3.6% increase at our Colorado resorts due to Skier Visit growth.

Retail and Rental revenue decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to a decrease in Skier Visits at our Eastern resorts partially offset by the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $1.0 million, Retail and Rental revenue decreased $1.7 million, or 9.2%, in the six months ended December 31, 2015 compared to the same period in the prior year, which was the result of a 17.4% decrease in Retail and Rental revenue at our Eastern resorts partially offset by a 10.3% increase at our Colorado resorts primarily due to higher summer visitation and Skier Visit growth.

Food and Beverage revenue

Food and Beverage revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a decrease in Skier Visits at our Eastern resorts. Excluding an unfavorable foreign currency translation adjustment of $0.6 million, Food and Beverage revenue decreased $0.5 million, or 4.6%, in the three months ended December 31, 2015 compared to the same period in the prior year, which was the result of a 18.2% decrease in Food and Beverage revenue at our Eastern resorts partially offset by a 17.4% increase at our Colorado resorts primarily due to Skier Visit growth and select price increases.

Food and Beverage revenue increased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.6 million, Food and Beverage revenue increased slightly by $0.1 million, or 0.6%, in the six months ended December 31, 2015 compared to the same period in the prior year, which was the result of a 17.5% increase in Food and Beverage revenue at our Colorado resorts primarily due to higher summer visitation and an increase in group business revenue. This increase was partially offset by a 14.6% decrease at our Eastern resorts primarily due to decrease in Skier Visits.

Other revenue

Other revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Excluding an unfavorable foreign currency translation adjustment of $0.3 million, Other revenue decreased $1.8 million, or 18.6%, in the three months ended December 31, 2015 compared to the same period in the prior year primarily due to a decrease in snow cat sales and lower amenity fees.

Other revenue increased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency translation adjustment of $0.8 million, Other revenue decreased $0.4 million, or 2.1%, in the six months ended December 31, 2015 compared to the same period in the prior year primarily due to lower amenity fees.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a $15.2 million decrease in Mountain revenue, offset by a $7.6 million decrease in Mountain operating expenses.
Mountain operating expenses decreased from $92.2 million in the three months ended December 31, 2014 to $84.6 million in the three months ended December 31, 2015. Excluding a favorable foreign currency translation adjustment of $4.6 million, Mountain operating expenses decreased $3.0 million, or 3.2%, primarily due to a decrease in staffing and cost of sales at our Eastern resorts associated with a decrease in Skier Visits and a decrease in snowmaking and snow cat sales related to unusually warm weather in the East. These decreases were partially offset by an increase in general and administrative expenses related to health and medical coverage.

Mountain revenue decreased $11.2 million in the three months ended December 31, 2015 compared to the same period in the prior year partially offset by a $2.9 million decrease in Mountain operating expenses, resulting in an decrease to Mountain Adjusted EBITDA of $8.3 million excluding a net favorable foreign currency translation adjustment.

Mountain Adjusted EBITDA decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to $1.8 million decrease in Mountain revenue and a $2.3 million increase in Mountain operating expenses. Mountain operating expenses increased from $152.8 million in the six months ended December 31, 2014 to $155.1 million in the six months ended December 31, 2015. The increase is primarily due to the inclusion of 100% of Blue Mountain since the Acquisition Date. Mountain operating expenses in the six months ended December 31, 2015 include Blue Mountain operating expenses for the entire period, whereas Mountain operating expenses in the six months ended December 31, 2014 only include Blue Mountain operating expenses subsequent to the Acquisition Date of September 19, 2014. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and therefore the associated operating expenses were not included in Mountain operating expenses. Additionally, Mountain Adjusted

EBITDA in the prior year period included $0.3 million of our pro rata share of EBITDA from Blue Mountain for the period from July 1, 2014 through September 19, 2014. Excluding Blue Mountain and a favorable foreign currency translation adjustment of $5.3 million, Mountain operating expenses increased $0.3 million, or 0.2%.

Mountain revenue decreased $3.2 million in the six months ended December 31, 2015 compared to the same period in the prior year partially offset by a $0.3 million decrease in Mountain operating expenses, resulting in an decrease to Mountain Adjusted EBITDA of $3.5 million excluding Blue Mountain and a net favorable foreign currency translation adjustment.

Comparison of Adventure Results for the Three and Six Months Ended December 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Adventure revenue	$12,368	$10,244	$2,124	20.7%	$36,630	$32,858	$3,772	11.5%
Adventure Adjusted EBITDA	$(3,489)	$(4,817)	$1,328	(27.6)%	$1,371	$(2,682)	$4,053	(151.1)%

Adventure revenue

Adventure revenue increased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a $2.3 million increase in CMH revenue partially offset by a $0.2 million decrease in ancillary services. Excluding an unfavorable foreign currency translation adjustment of $2.1 million, Adventure revenue increased $4.3 million, or 41.6%, in the three months ended December 31, 2015 primarily due to a $3.4 million increase in CMH revenue primarily due to higher guest nights and higher yields and a $0.8 million increase in ancillary services due to an increase in helicopter MRO services due to higher billable hours and helicopter part sales.

Adventure revenue increased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to a $2.7 million increase in CMH revenue and a $1.1 million increase in ancillary services. Excluding an unfavorable foreign currency translation adjustment of $5.5 million, Adventure revenue increased $9.3 million, or 28.3%, primarily due to a $4.9 million increase in ancillary services primarily due to an increase in fire suppression related activities as a result of above average forest fire activity in the first quarter of fiscal 2016 and an increase in helicopter MRO services due to higher billable hours and helicopter part sales. Additionally, CMH revenue increased $4.4 million due to higher guest nights and operating one additional lodge for summer operations in the six months ended December 31, 2015 and compared to same period in the prior year.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA increased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a $2.1 million increase in Adventure revenue partially offset by a $0.3 million increase in Adventure operating expenses, which increased from $16.6 million in the three months ended December 31, 2014 to $16.9 million in the three months ended December 31, 2015. After removing $1.0 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA increased $1.3 million. Excluding a favorable foreign currency translation adjustment of $2.6 million, Adventure operating expenses increased $2.9 million, or 17.5%, primarily due to higher variable expenses associated with an increase in CMH guest nights and an increase in helicopter MRO expenses associated with higher billable hours.

Adventure Adjusted EBITDA increased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to $3.8 million increase in Adventure revenue and a $1.7 million decrease in Adventure operating expenses, which decreased from $35.8 million in the six months ended December 31, 2014 to $34.1 million in the six months ended December 31, 2015. After removing $1.4 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA increased $4.1 million. The decrease in Adventure operating expenses in the six months ended December 31, 2015 was primarily attributable to a $5.0 million favorable foreign currency translation adjustment. Excluding the favorable foreign currency translation adjustment, Adventure operating expenses increased $3.3 million, or 9.2%, primarily due to higher variable expenses associated with an increase in CMH guest nights and fire suppression activities.

Comparison of Real Estate Results for the Three and Six Months Ended December 31, 2015 and 2014 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Real Estate revenue	$11,403	$15,152	$(3,749)	(24.7)%	$23,216	$30,223	$(7,007)	(23.2)%
Real Estate Adjusted EBITDA	$1,697	$2,489	$(792)	(31.8)%	$3,468	$4,236	$(768)	(18.1)%

Real Estate revenue

Real Estate revenue decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to decreases of $3.2 million and $0.5 million at IRCG and Playground, respectively. The decrease in revenue at IRCG was primarily due to lower sales volume and an unfavorable foreign currency translation adjustment of $0.3 million.

Real Estate revenue decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to decreases of $6.6 million and $0.3 million at IRCG and IHM, respectively. The decrease in revenue at IRCG was primarily due to lower sales volume and an unfavorable foreign currency translation adjustment of $0.9 million. During the first quarter of fiscal 2016, forest fires near Whistler Blackcomb in British Colombia contributed to lower tour volume at that sales center.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA decreased in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a $3.7 million decrease in Real Estate revenue partially offset by a $3.3 million decrease in Real Estate operating expenses, which decreased from $14.7 million in the three months ended December 31, 2014 to $11.4 million in the three months ended December 31, 2015. Excluding a favorable foreign currency translation adjustment of $0.5 million, Real Estate operating expenses decreased $2.8 million, or 19.2%, primarily due to a $1.8 million decrease in IRCG operating expenses resulting from lower sales volume and associated selling costs, $0.4 million decrease in Playground operating expenses primarily due to a decrease in commissions expense, a $0.3 million decrease in IHM operating expenses due to lower occupancy, and a $0.2 million decrease in general and administrative expenses. Additionally, Real Estate Adjusted EBITDA was impacted by a $0.2 million decrease in interest income earned from IRCG notes receivable in the three months ended December 31, 2015.

Real Estate Adjusted EBITDA decreased in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to a $7.0 million decrease in Real Estate revenue partially offset by a $6.8 million decrease in Real Estate operating expenses, which decreased from $29.7 million in the six months ended December 31, 2014 to $23.0 million in the six months ended December 31, 2015. Excluding a favorable foreign currency translation adjustment of $1.1 million, Real Estate operating expenses decreased $5.7 million, or 19.1%, primarily due to a $3.9 million decrease in IRCG operating expenses resulting from lower sales volume and associated selling costs and a $1.0 million decrease in operating expenses at IHM due to lower occupancy and a $0.4 million decrease in general and administrative expenses.Additionally, Real Estate Adjusted EBITDA was impacted by a $0.4 million decrease in interest income earned from IRCG notes receivable in the six months ended December 31, 2015.

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

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(27,305)	$(31,073)	$(74,348)	$(82,048)
Legacy and other non-core expenses, net	2,092	925	4,442	1,907
Other operating expenses	1,401	3,171	2,552	4,998
Depreciation and amortization	14,496	14,712	29,538	29,298
(Gain) loss on disposal of assets	(1,638)	(214)	(2,327)	(43)
Loss on remeasurement of equity method investment	—	—	—	1,454
Interest income, net	(65)	(34)	(136)	(88)
Interest expense	10,269	11,255	20,431	21,981
(Earnings) loss from equity method investments	(1,702)	506	1,382	2,757
Pro rata share of Adjusted EBITDA related to equity method investments	853	969	1,545	1,951
Adjusted EBITDA attributable to noncontrolling interest	1,029	1,518	(1,133)	260
Other (income) expense, net	(5,131)	150	(5,210)	455
Income tax expense (benefit)	(519)	(630)	1,268	(2,616)
Income (loss) attributable to noncontrolling interest	(708)	(1,116)	912	(239)
Total Adjusted EBITDA	$(6,928)	$139	$(21,084)	$(19,973)

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

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $44.3 million and $34.8 million of cash from operating activities during the six months ended December 31, 2015 and 2014, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

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

As of December 31, 2015, we had available capacity of $12.4 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the applicable covenants of the Credit Agreement as of December 31, 2015.

Our cash and cash equivalents balance as of December 31, 2015 was $95.0 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

On September 19, 2014, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $32.5 million and $31.7 million in the six months ended December 31, 2015 and 2014, respectively, or 17.1% and 16.2% of total revenue for the respective periods.

We expected to spend between $41 million and $46 million on capital expenditures in calendar year 2015. Our Calendar year capital expenditures were $44.8 million. Our Calendar year capital expenditures are capital expenditures as presented in the accompanying condensed consolidated statements of cash flows adjusted for third party reimbursements and property, plant and equipment received but not yet paid.

Twelve Months Ended
December 31, 2015
Capital expenditures	$(42,713)
Third party reimbursement for capital expenditures	1,197
Accrued capital expenditures	(3,240)
Calendar year capital expenditures	$(44,756)

We paid principal, interest and fees to our lenders of $20.6 million and $24.8 million in the six months ended December 31, 2015 and 2014, respectively. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020. As of December 31, 2015, the Company was required to make an excess cash flow payment of $8.8 million during the third fiscal quarter of 2016 based upon calculations defined in the Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had $588.3 million of variable rate debt outstanding as of December 31, 2015. As of December 31, 2015, the three month LIBOR was 0.61%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $3.6 million.

Cash Flows for the Six Months Ended December 31, 2015 and 2014

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Six Months Ended December 31,
	2015	2014	$ Change
Net cash provided by (used in):
Operating activities	$44,321	$34,842	$9,479
Investing activities	(30,287)	(73,764)	43,477
Financing activities	(4,892)	52,689	(57,581)
Effect of exchange rate on cash	(4,749)	(1,300)	(3,449)
Net increase (decrease) in cash and cash equivalents	$4,393	$12,467	$(8,074)

Operating Activities

The $9.5 million increase in cash provided by operating activities in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 was primarily related to increased income from operations primarily from Blue Mountain and fire suppression related activities as well as improvements in working capital.

Investing Activities

Cash used in investing activities decreased $43.5 million in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. In the six months ended December 31, 2014, we acquired Blue Mountain for $41.5 million, net of cash received, and there was no comparable transaction in the six months ended December 31, 2015. Additionally, other investing activities, net increased $2.9 million primarily due to proceeds received on asset disposals.

Financing Activities

Cash provided by financing activities decreased $57.6 million in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. In the six months ended December 31, 2014, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition, and there was no comparable transaction in the six months ended December 31, 2015.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 9, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not engage in any material off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion above and those reflected in Item 1 - Financial Statements (unaudited), Note 9, "Commitments and Contingencies".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At December 31, 2015, we had $588.3 million of variable rate indebtedness, representing approximately 99% of our total debt outstanding, at an average interest rate for the six months ended December 31, 2015 of approximately 4.75%. As of December 31, 2015, the three month LIBOR was 0.61%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $3.6 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we record revenue and expenses in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 44% and 42% of total revenue for the six months ended December 31, 2015 and 2014, respectively. Based upon our ownership of Canadian subsidiaries as of December 31, 2015, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $8.3 million for the six months ended December 31, 2015. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

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

In addition, our pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims arising in the ordinary course of business being filed against us by owners and prospective purchasers of residences in our real estate developments. In some instances, we have been named as a defendant in lawsuits alleging construction defects at certain of our existing developments or that we failed to construct planned amenities. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

We are providing the following information under this Item 5 in lieu of reporting the information under Item 2.01, “Completion of Acquisition or Disposition of Assets”, and Item 9.01, "Financial Statements and Exhibits", of a Current Report on Form 8-K with a due date on or after the date hereof:

On November 24, 2015, the Company entered into a definitive agreement to sell IRCG, its vacation club business, to Diamond Resorts Corporation and Diamond Resorts International, Inc. for a purchase price of $80.8 million (the “IRCG Transaction”) as described in Part I - Item 1, Financial Statements (unaudited), Note 2, “Significant Accounting Policies” and the IRCG Transaction closed on January 29,

2016. The unaudited interim pro forma condensed consolidated statement of operations for the six months ended December 31, 2015, the unaudited pro forma condensed consolidated statement of operations for the year ended June 30, 2015 and the unaudited pro forma condensed consolidated balance sheet as of December 31, 2015 of the Company are included as Exhibit 99.1 to this Report.

ITEM 6. EXHIBITS

The exhibits filed or furnished herewith are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrawest Resorts Holdings, Inc.

Date: February 3, 2016	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: February 3, 2016	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
2.2	Purchase Agreement, dated November 24, 2015, among Intrawest U.S. Holdings Inc., Intrawest ULC, Diamond Resorts Corporation, and Diamond Resorts International, Inc.				X
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X
99.1	Unaudited Pro Forma Condensed Consolidated Financial Information of Intrawest Resorts Holdings, Inc.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

