Form 10-Q
period 2016-03-31
Intrawest Resorts Holdings, Inc.
filed 2016-05-05
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

(303) 749-8200
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 3, 2016, 39,733,198 shares of the registrant's common stock were outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including:

●	weakness in general economic conditions;

●	lack of adequate snowfall and unfavorable weather conditions;

●	lack of access to adequate supplies of water to make snow and otherwise conduct our operations;

●	adverse events that occur during our peak operating periods;

●	our failure to achieve the expected benefits of our acquisition strategy;

●	Steamboat Ski & Resort's dependence on subsidized direct air service;

●	risks related to information technology;

●	our potential failure to maintain the integrity of our customer or employee data;

●	adverse consequences of ongoing legacy litigation or future legal claims;

●	our ability to monetize real estate assets;

●	a partial or complete loss of Alpine Helicopters Inc.'s services;

●	the effects of climate change on our business operations;

●	our ability to maintain effective internal control over financial reporting;

●	risks of foreign currency fluctuations which could reduce the U.S. dollar value of our Canadian earnings;

●
risks associated with the ownership of a majority of our outstanding common stock by entities managed or controlled by Fortress Investment Group, LLC (collectively "Fortress"), including potential sales of shares held by Fortress, governance rights in our stockholders' agreement with Fortress and potential conflicts of interests; and

●	our substantial leverage, which could adversely affect our ability to raise additional capital to support our growth strategy.

You should carefully consider the risks described in Part I - Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2015 filed with the Securities and Exchange Commission (the "SEC") on September 9, 2015. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$176,000	$90,580
Restricted cash	13,556	10,018
Receivables, net of allowances of $883 and $717	31,992	36,176
Other current assets	46,382	44,614
Current assets held for sale	-	23,156
Total current assets	267,930	204,544
Property, plant and equipment, net of accumulated depreciation of $428,073 and $401,552	517,245	527,186
Real estate held for development	138,723	139,951
Intangible assets, net of accumulated amortization of $62,197 and $59,581	51,508	56,501
Goodwill	106,014	106,469
Other long-term assets, net of accumulated amortization of $1,521 and $1,364	33,852	30,385
Long-term assets held for sale	-	29,959
Total assets	$1,115,272	$1,094,995
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$81,853	$62,890
Deferred revenue and deposits	44,251	62,441
Capital lease obligations due within one year	19,642	3,927
Long-term debt due within one year	1,022	6,919
Current liabilities held for sale	-	9,955
Total current liabilities	146,768	146,132
Long-term capital lease obligations	17,939	35,175
Long-term debt	563,261	566,922
Other long-term liabilities	65,218	69,030
Total liabilities	793,186	817,259
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; 0 issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 2,000,000 shares authorized; 39,736 and 45,230 shares outstanding, respectively	453	452
Treasury stock, at cost; 5,556 shares and 0 shares, respectively	(50,325)	-
Additional paid-in capital	2,899,920	2,897,343
Accumulated deficit	(2,666,825)	(2,766,947)
Accumulated other comprehensive income	135,446	145,379
Total Intrawest Resorts Holdings, Inc. stockholders' equity	318,669	276,227
Noncontrolling interest	3,417	1,509
Total stockholders' equity	322,086	277,736
Total liabilities and stockholders' equity	$1,115,272	$1,094,995

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Statements of Operations
Revenue	$315,706	$321,824	$505,861	$516,999
Operating expenses	157,909	169,523	378,231	395,864
Depreciation and amortization	15,264	14,767	44,802	44,065
(Gain) on sale of Intrawest Resort Club Group	(40,481)	-	(40,481)	-
Loss (gain) on disposal of assets	1,634	(1,083)	(693)	(1,126)
Loss on remeasurement of equity method investment	-	-	-	1,454
Income from operations	181,380	138,617	124,002	76,742
Interest expense, net	(9,860)	(10,731)	(28,478)	(30,547)
Earnings (loss) from equity method investments	5,401	2,452	4,019	(305)
Other income (expense), net	(1,184)	(315)	4,026	(770)
Income before income taxes	175,737	130,023	103,569	45,120
Income tax expense (benefit)	261	230	1,529	(2,386)
Net income	175,476	129,793	102,040	47,506
Income attributable to noncontrolling interest	1,006	1,099	1,918	860
Net income attributable to Intrawest Resorts Holdings, Inc.	$174,470	$128,694	$100,122	$46,646

Weighted average shares of common stock outstanding:
Basic	42,705	45,143	44,395	45,071
Diluted	42,735	45,143	44,423	45,144
Net income attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$4.09	$2.85	$2.26	$1.03
Diluted	$4.08	$2.85	$2.25	$1.03

Statements of Comprehensive Income (Loss)
Net income	$175,476	$129,793	$102,040	$47,506
Income attributable to noncontrolling interest	1,006	1,099	1,918	860
Net income attributable to Intrawest Resorts Holdings, Inc.	174,470	128,694	100,122	46,646

Other comprehensive income (loss), net of tax of $0	20,428	(28,228)	(9,943)	(57,072)
Other comprehensive income (loss) attributable to noncontrolling interest	205	22	(10)	16
Other comprehensive income (loss) attributable to Intrawest Resorts Holdings, Inc.	20,223	(28,250)	(9,933)	(57,088)

Comprehensive income (loss), net of tax	195,904	101,565	92,097	(9,566)
Comprehensive income attributable to noncontrolling interest	1,211	1,121	1,908	876
Comprehensive income (loss) attributable to Intrawest Resorts Holdings, Inc.	$194,693	$100,444	$90,189	$(10,442)

See accompanying notes to condensed consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities:
Net income	$102,040	$47,506
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,802	44,065
Gain on sale of Intrawest Resort Club Group	(40,481)	-
Funding of pension plans	(2,855)	(2,646)
Other non-cash expense, net	1,822	4,577
Changes in assets and liabilities, net of business acquisitions:
Inventories	(3,577)	266
Receivables	5,080	8,516
Accounts payable and accrued liabilities	18,830	13,909
Deferred revenue and deposits	(17,393)	(8,495)
Other assets and liabilities, net	(5,306)	(2,478)
Net cash provided by operating activities	102,962	105,220
Investing activities:
Capital expenditures	(40,876)	(34,521)
Proceeds from sale of Intrawest Resort Club Group	84,613	-
Acquisitions, net of cash received	-	(41,467)
Other investing activities, net	5,186	(634)
Net cash provided by (used in) investing activities	48,923	(76,622)
Financing activities:
Proceeds from issuance of long-term debt	-	59,925
Repayments of bank and other borrowings	(16,329)	(7,787)
Purchase of stock for treasury	(50,325)	-
Financing costs paid	-	(1,234)
Net cash (used in) provided by financing activities	(66,654)	50,904
Effect of exchange rate changes on cash	189	(1,819)
Increase (decrease) in cash and cash equivalents	85,420	77,683
Cash and cash equivalents, beginning of period	90,580	56,020
Cash and cash equivalents, end of period	$176,000	$133,703

Supplemental information:
Cash paid for interest	$23,595	$26,441
Non-cash investing and financing activities:
Property, plant and equipment received but not paid	$7,876	$-
Property, plant and equipment financed by capital lease obligation	$-	$107

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Acquisitions and Dispositions

Note 4 - Earnings per Share

Note 5 - Supplementary Balance Sheet Information

Note 6 - Long-Term Debt

Note 7 - Accumulated Other Comprehensive Income and Other Comprehensive Income

Note 8 - Income Taxes

Note 9 - Commitments and Contingencies

Note 10 - Segment Information

Note 11 - Subsequent Events

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

1.	Formation and Business

Intrawest Resorts Holdings, Inc. (together with its subsidiaries, collectively referred to herein as the "Company") is a Delaware corporation that was formed on August 30, 2013 as a holding company that operates various subsidiaries primarily engaged in the operation of mountain resorts, adventure businesses, and real estate activities, throughout North America.

The Company conducts business through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company's mountain resorts and lodging operations at Steamboat Ski & Resort and Winter Park Resort ("Winter Park") in Colorado, Stratton Mountain Resort in Vermont, Snowshoe Mountain Resort in West Virginia, Mont Tremblant Resort ("Tremblant") in Quebec, and Blue Mountain Ski Resort ("Blue Mountain") in Ontario, of which the Company owned a 50.0% equity interest prior to the Company's acquisition of the remaining 50.0% equity interest on September 19, 2014 (the "Blue Mountain Acquisition"), as further described in Note 3, "Acquisitions and Dispositions". The Mountain segment derives revenue mainly from sales of lift products, lodging, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

The Adventure segment includes Canadian Mountain Holidays ("CMH"), which provides helicopter accessed skiing, mountaineering and hiking at eleven lodges in British Columbia. In support of CMH's operations, the Company owns a fleet of Bell helicopters that are also used in the off-season for fire suppression activities and other commercial uses primarily in the United States and Canada. The Company's subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company's fleet of helicopters as well as to aircraft owned by unaffiliated third parties.

The Real Estate segment is comprised of real estate management, marketing and sales businesses, real estate planning and development activities and land carrying costs. The Company manages, markets and/or sells real estate through Intrawest Hospitality Management, Inc. ("IHM"), which principally manages condominium hotel properties in Maui, Hawaii and Mammoth Lakes, California, and Playground, a residential real estate sales and marketing business, as well as the Company's 50.0% interest in Mammoth Hospitality Management L.L.C. and 57.1% economic interest in Chateau M.T. Inc. The Real Estate segment includes the results of the Intrawest Resort Club Group ("IRCG") division, a vacation club business, until the business was sold on January 29, 2016 as further described in Note 3, "Acquisitions and Dispositions".

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and a variable interest entity ("VIE") for which the Company is the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company's share of post-acquisition earnings or losses increased by contributions less distributions received.

The Company owns a 20.0% equity interest in Alpine Helicopters Inc. ("Alpine Helicopters"). Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH operations. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying condensed consolidated financial statements. As of March 31, 2016, Alpine Helicopters had total assets of $11.5 million and total liabilities of $5.3 million.

On January 29, 2016, (the "Disposition Date"), the Company sold substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of IRCG to Diamond Resorts Corporation and Diamond Resorts International, Inc. (together with Diamond Resorts Corporation, "Diamond"), as described in Note 3, "Acquisitions and Dispositions" (the "IRCG Transaction"). In accordance with applicable accounting guidance, the disposal did not qualify for discontinued operations presentation and, therefore, the accompanying condensed consolidated financial statements reflect the consolidation of the results of IRCG in the fiscal year until the Disposition Date and the removal of the related assets and liabilities as of the Disposition Date. The accompanying condensed consolidated balance sheet as of June 30, 2015 presents the assets and liabilities related to the IRCG Transaction as assets held for sale. The IRCG division was a part of the Real Estate segment.

On September 19, 2014 (the "Acquisition Date"), the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc., as described in Note 3, "Acquisitions and Dispositions". The accompanying condensed consolidated financial statements reflect the Company's equity method investment in Blue Mountain prior to the Blue Mountain Acquisition and the consolidated results for periods subsequent to the Acquisition Date.

Fair Value of Financial Instruments

As of March 31, 2016 and June 30, 2015, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The fair value of the Senior Debt (as defined in Note 6, "Long-Term Debt") was estimated using quoted prices for the Company's instruments in markets that are not active and was considered a Level 2 measure. The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

	March 31, 2016		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$562,366	$579,118	$571,745	$595,362
Other debt obligations	1,917	1,669	2,096	1,793

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This update is part of the FASB's simplification initiative and is intended to simplify accounting for stock-based compensation. The guidance requires that excess tax benefits or deficiencies be recognized in income tax expense or benefit in the income statement, rather than recognized in additional paid-in capital. The guidance allows the Company to elect whether to recognize forfeitures as they occur or use an estimated forfeiture assumption in estimating the number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 supersedes existing guidance in Leases (Topic 840). The revised standard requires lessees to recognize the assets and liabilities arising from leases with lease terms greater than twelve months on the balance sheet, including those currently classified as operating leases, and to disclose key information about leasing arrangements. Lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will remain largely unchanged. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). This update is intended to reduce diversity in practice by providing explicit guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company has not yet selected a transition method and is currently in the process of evaluating the impact that ASU 2015-05 will have on its consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company beginning July 1, 2018. In August 2015, the FASB issued a one-year deferral to the effective date with an option to permit adoption as early as the original effective date of July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and it is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3.     Acquisitions and Dispositions

On November 24, 2015, the Company, through its wholly owned indirect subsidiaries, Intrawest U.S. Holdings, Inc. and Intrawest ULC, entered into a definitive agreement to sell IRCG, its vacation club business, to Diamond for gross proceeds of $84.6 million, which includes certain purchase price adjustments. The purchase price consisted of cash consideration and the assumption of certain liabilities, including certain lease obligations and certain other continuing contractual obligations.

Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of the Company. The accompanying condensed consolidated balance sheet as of March 31, 2016 reflects the removal of the assets and liabilities sold in the IRCG Transaction. The IRCG Transaction resulted in a pre-tax gain of $40.5 million, which is included in the gain on sale of IRCG line item in the accompanying condensed consolidated statement of operations as of March 31, 2016. Due to the Company's net operating losses for tax purposes in the US and Canada, there were no cash taxes or any impact on the effective tax rate as a result of the IRCG Transaction.

The following table shows the components of assets and liabilities of IRCG classified as held for sale in the Company's condensed consolidated balance sheet as of June 30, 2015 (in thousands):

Fiscal Year End June 30, 2015

Restricted cash	$228
Receivables, net	6,592
Other current assets	16,336
Property, plant and equipment, net of accumulated depreciation	2,071
Real estate held for development	3,085
Other long-term assets, net	24,803
Total assets classified as held for sale	$53,115
Accounts payable and accrued liabilities	$4,334
Deferred revenue and deposits	5,621
Total liabilities classified as held for sale	$9,955

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

On September 19, 2014, the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc. The Company has included the financial results of Blue Mountain in the accompanying condensed consolidated financial statements since the Acquisition Date. The total consideration transferred to acquire Blue Mountain was $109.6 million, which consisted of $54.8 million in cash and $54.8 million for the previously held equity interest. The valuation of the Company's previously held equity interest resulted in a loss of $1.5 million included within loss on remeasurement of equity method investment in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2015.

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

On January 12, 2016, the Company announced the commencement of a modified "Dutch auction" self-tender offer ("Tender Offer") to purchase for cash up to $50.0 million of shares of its common stock at a price per share not greater than $10.00 nor less than $9.00, less applicable withholding taxes and without interest. The Tender Offer expired on February 10, 2016. The Company purchased approximately 5.6 million shares of its common stock at a purchase price of $9.00 per share. The tendered shares were accounted for as treasury stock, at cost including $0.3 million of transaction related expenses paid to third parties, and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

For the three months ended March 31, 2016 and 2015, 1.7 million and 1.3 million share based payment awards, respectively, was not included in the calculation of EPS as the effect would be anti-dilutive. For the nine months ended March 31, 2016 and 2015, 1.4 million and 1.1 million share based payment awards, respectively, was not included in the calculation of EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Basic EPS
Net income attributable to Intrawest Resorts Holdings, Inc.	$174,470	$128,694	$100,122	$46,646
Weighted average common shares outstanding	42,705	45,143	44,395	45,071
Basic EPS	$4.09	$2.85	$2.26	$1.03

Diluted EPS
Net income attributable to Intrawest Resorts Holdings, Inc.	$174,470	$128,694	$100,122	$46,646
Weighted average common shares outstanding	42,705	45,143	44,395	45,071
Dilutive effect of stock awards	30	-	28	73
Weighted average dilutive shares outstanding	42,735	45,143	44,423	45,144
Diluted EPS	$4.08	$2.85	$2.25	$1.03

5.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

	March 31, 2016	Fiscal Year End June 30, 2015

Trade receivables	$32,808	$36,458
Loans, mortgages and notes receivable	67	435
Allowance for doubtful accounts	(883)	(717)
Total current receivables	$31,992	$36,176

Other current assets

Other current assets as of March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

	March 31, 2016	Fiscal Year End June 30, 2015

Inventories	$23,713	$22,913
Capital spares	12,844	11,640
Prepaid insurance	5,035	5,345
Other prepaid expenses and current assets	4,790	4,716
Total other current assets	$46,382	$44,614

Other long-term assets, net

Other long-term assets, net as of March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

	March 31, 2016	Fiscal Year End June 30, 2015

Equity method investments	$28,738	$25,394
Long-term receivables	1,551	1,508
Other long-term assets	3,563	3,483
Total other long-term assets, net	$33,852	$30,385

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

	March 31, 2016	Fiscal Year End June 30, 2015

Trade payables	$69,575	$52,372
Accrued liabilities	12,278	10,518
Total accounts payable and accrued liabilities	$81,853	$62,890

Current deferred revenue and deposits

Current deferred revenue and deposits as of March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

	March 31, 2016	Fiscal Year End June 30, 2015

Season pass and other deferred revenue	$24,750	$39,216
Lodging and tour deposits	19,455	23,178
Deposits on real estate sales	46	47
Total current deferred revenue and deposits	$44,251	$62,441

Other long-term liabilities

Other long-term liabilities as of March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

	March 31, 2016	Fiscal Year End June 30, 2015

Pension liability, net of funded assets	$30,715	$33,150
Forgivable government grants	7,950	8,950
Deferred revenue and deposits	8,442	8,909
Other long-term liabilities, net	18,111	18,021
Total other long-term liabilities	$65,218	$69,030

6.	Long-Term Debt

Long-term debt as of March 31, 2016 and June 30, 2015 consisted of the following (in thousands):

		March 31, 2016	Fiscal Year End June 30, 2015
	Maturity
Senior Debt	2020	$562,366	$571,745
Other debt obligations	2016-2023	1,917	2,096
Total		564,283	573,841
Less: Long-term debt due within one year		1,022	6,919
Total long-term debt		$563,261	$566,922

Senior Debt

In December 2013, one of the Company's subsidiaries, as borrower, and several of the Company's U.S. subsidiaries, as guarantors, entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the "Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the "Revolver"), and a $55.0 million senior secured first-lien letters of credit facility (the "LC Facility" and, together with the Term Loan and Revolver, collectively referred to herein as the "Senior Debt"). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Note 3, "Acquisitions and Dispositions". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital purposes. The Incremental Amendment has the same terms and maturity date as the original Term Loan. The Company has the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million, so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants of the Credit Agreement. On January 29, 2016, the Company made an excess cash flow prepayment of $8.8 million as defined in the Credit Agreement. Pursuant to the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"), effective April 8, 2016, the Company made an additional prepayment of principal on the Term Loan with cash on hand of $25.0 million, as further described in Note 11, "Subsequent Events".

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

The Term Loan has a maturity date of December 9, 2020. Borrowings under the Credit Agreement, including the Term Loan, LC Facility and Revolver, bear interest, at the Company's option, at a rate equal to either an adjusted LIBOR rate or a base rate, in each case plus the applicable margin. The Term Loan currently bears interest based upon the LIBOR-based rate with a LIBOR floor of 1.0%. The Credit Agreement requires quarterly principal payments in the amount of $1.5 million. As of March 31, 2016, the Company's applicable margin was 3.75% under the Term Loan and Revolver and 4.50% under the LC Facility. Pursuant to the Fourth Amendment, the applicable margin for borrowings on the Term Loan was increased for base rate loans and Euro dollar rate loans from 2.75% to 3.00% and from 3.75% to 4.00%, respectively.

The net cash proceeds from the Term Loan were reduced by an original issue discount ("OID") of 0.9%, or $5.5 million, after giving effect to the Incremental Amendment. The OID is amortized into interest expense using the effective interest method. There was $3.8 million and $4.3 million of unamortized OID remaining as of March 31, 2016 and June 30, 2015, respectively.

The Company has incurred $19.7 million of debt issuance costs in connection with the Senior Debt, which together with the OID is presented as a direct reduction of the carrying value of the long-term debt on the accompanying condensed consolidated balance sheets. These costs are amortized into interest expense using the effective interest method. There was $13.3 million and $15.2 million of unamortized costs remaining as of March 31, 2016 and June 30, 2015, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, or make investments or distributions. The Credit Agreement also includes customary cross-default provisions with respect to certain other borrowings of the Company's subsidiaries. The Company was in compliance with the applicable covenants of the Credit Agreement as of March 31, 2016.

The LC Facility and the Revolver each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $42.6 million and $45.4 million of irrevocable standby letters of credit outstanding under the LC Facility at March 31, 2016 and June 30, 2015, respectively. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver at either March 31, 2016 or June 30, 2015.

Other Debt Obligations

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations was 5.5% for the nine months ended March 31, 2016.

Maturities

Current maturities represent principal payments due in the next 12 months. After giving effect to the $25.0 million principal prepayment made upon execution of the Fourth Amendment on April 8, 2016, the long-term debt aggregate maturities for the 12 month periods ending March 31, for each of the following years are set forth below (in thousands):

2017	$1,022
2018	128
2019	135
2020	142
2021	554,630
Thereafter	341

Interest Expense

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

The Company recorded interest expense of $10.2 million and $11.7 million in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, of which $0.9 million and $0.8 million, respectively, was amortization of deferred financing costs and the OID. The Company recorded interest expense of $30.6 million and $33.7 million in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2016 and 2015, respectively, of which $2.6 million and $2.3 million was amortization of deferred financing costs and the OID for the nine months ended March 31, 2016 and 2015, respectively.

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company's floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining deferred losses of $1.0 million as of March 31, 2016 related to the terminated swap liability are recorded in accumulated other comprehensive income ("AOCI") and will be recognized periodically through March 31, 2017 through interest expense. The portion included in interest expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2016 was $0.3 million and $0.9 million, respectively, and for the three and nine months ended March 31, 2015 was $0.6 million and $1.5 million, respectively.

7.    Accumulated Other Comprehensive Income and Other Comprehensive Income

Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the nine months ended March 31, 2016 and 2015 (in thousands):

	Realized portion on cash flow hedge	Actuarial loss on pensions	Foreign currency translation adjustments	Total
As of June 30, 2014	$(3,347)	$(14,084)	$215,154	$197,723
Amounts reclassified from AOCI	1,458	(589)	-	869
Foreign currency translation adjustments	(942)	2,661	(59,676)	(57,957)
Net current period other comprehensive income (loss)	516	2,072	(59,676)	(57,088)
As of March 31, 2015	$(2,831)	$(12,012)	$155,478	$140,635

As of June 30, 2015	$(1,918)	$(11,949)	$159,246	$145,379
Amounts reclassified from AOCI	918	519	-	1,437
Foreign currency translation adjustments	(8)	315	(11,677)	(11,370)
Net current period other comprehensive income (loss)	910	834	(11,677)	(9,933)
As of March 31, 2016	$(1,008)	$(11,115)	$147,569	$135,446

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect i) foreign currency translation adjustments, ii) realized portion of a cash flow hedge, and iii) actuarial gain (loss) on pensions. The components of other comprehensive income (loss) for the three and nine months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Foreign currency translation adjustments	$19,946	$(27,870)	$(11,380)	$(57,941)
Realized portion of cash flow hedge(a)	312	631	918	1,458
Actuarial gain (loss) on pensions(b)	170	(989)	519	(589)
Other comprehensive income (loss), net of tax of $0	$20,428	$(28,228)	$(9,943)	$(57,072)

(a)	Amounts reclassified out of AOCI are included in interest expense in the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

(b)	Amounts reclassified out of AOCI are included in operating expenses in the accompanying condensed consolidated statements of operations.

8.    Income Taxes

The Company's quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented. The consolidated income tax provision attributable to the Company was a $0.3 million expense and a $1.5 million expense for the three and nine months ended March 31, 2016, respectively, and a $0.2 million expense and a $2.4 million benefit for the three and nine months ended March 31, 2015, respectively.  These amounts represent an effective tax rate of 0.1% and 1.5% for the three and nine months ended March 31, 2016, respectively; and an effective tax rate of 0.2% and (5.4)% for the three and nine months ended March 31, 2015, respectively.  The $1.5 million expense for the nine months ended March 31, 2016 primarily relates to taxable Canadian helicopter operations.  The net $2.4 million tax benefit for the nine months ended March 31, 2015 is comprised of $0.7 million of tax expense related to taxable Canadian helicopter operations and a $3.1 million tax benefit.  The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled the Company to utilize a portion of its Canadian deferred tax assets resulting in a corresponding release of the valuation allowance.  The federal blended statutory rate for the three months ended March 31, 2016 and 2015 was 31.0% and 31.6%, respectively.  The federal blended statutory rate for the nine months ended March 31, 2016 and 2015 was 30.1% and 32.6%, respectively.  The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in the recorded valuation allowance for entities in the United States and Canada.
9.    Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $42.6 million and $45.4 million as of March 31, 2016 and June 30, 2015, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

The Company believes that it has adequate insurance coverage or has adequately accrued for loss contingencies for all material matters in which it believes a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on the Company's financial position, results of operations or cash flows. However, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may affect the Company's reputation, even if resolved in the Company's favor.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

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

Reimbursable government loans and forgivable grants as of March 31, 2016 and June 30, 2015 in Canadian dollars ("CAD") and U.S. dollar ("USD") equivalent are as follows (in thousands):

	March 31, 2016		Fiscal Year End June 30, 2015
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$1,168	$901	$1,237	$992
Grants
Received	89,298	68,844	89,298	71,587
Future advances	31,421	24,224	31,421	25,189
Total grants	$120,719	$93,068	$120,719	$96,776

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

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These licenses and leases expire at various times between 2017 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases were $2.3 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively, and $3.3 million and $3.0 million for the nine months ended March 31, 2016 and 2015, respectively.

10.    Segment Information

The Company currently manages and reports operating results through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company's mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities, including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment generates revenue from the sale of helicopter accessed skiing, mountaineering and hiking adventure packages, and ancillary services, such as fire suppression services, leasing, and maintenance, repair and overhaul of aircraft. The Real Estate segment includes the management of condominium hotel properties and real estate management, including marketing and sales activities, real estate development activities, and a vacation club business through the Disposition Date, as described in Note 3, "Acquisitions and Dispositions".

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

Each of the Company's segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company's Chief Operating Decision Maker ("CODM") regularly evaluates the performance of the Company's segments on the basis of revenue and earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization ("Adjusted EBITDA"). The Company also evaluates Adjusted EBITDA as a key compensation measure. The compensation committee of the board of directors determines the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA. Adjusted EBITDA is useful when comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the Company's core operating performance.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate Adjusted EBITDA in the same manner as the Company. The Company's definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency adjustments related to operational activities and adjusting for executive management restructuring costs.

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
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

The following tables present segment revenue reconciled to consolidated revenue and net income (loss) attributable to the Company reconciled to Adjusted EBITDA and Adjusted EBITDA by segment, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Mountain
Lift (1)	$134,813	$133,550	$170,754	$173,091
Lodging	23,910	25,065	50,776	48,538
Ski School (2)	22,775	23,391	30,046	31,762
Retail and Rental	29,581	30,599	48,234	51,796
Food and Beverage	30,792	31,426	50,762	50,294
Other	13,486	14,061	33,979	33,579
Total Mountain revenue	255,357	258,092	384,551	389,060
Adventure revenue	48,835	44,579	85,465	77,437
Real Estate revenue	9,973	17,635	33,190	47,858
Total segment revenue	314,165	320,306	503,206	514,355
Legacy, non-core and other revenue (3)	1,541	1,518	2,655	2,644
Total revenue	$315,706	$321,824	$505,861	$516,999

Net income attributable to Intrawest Resorts Holdings, Inc.	$174,470	$128,694	$100,122	$46,646
Legacy and other non-core expenses, net (4)	16	837	4,458	2,744
Other operating expenses (5)	2,601	2,464	5,153	7,462
Depreciation and amortization	15,264	14,767	44,802	44,065
(Gain) on sale of Intrawest Resort Club Group	(40,481)	-	(40,481)	-
Loss (gain) on disposal of assets	1,634	(1,083)	(693)	(1,126)
Loss on remeasurement of equity method investment	-	-	-	1,454
Interest income, net (6)	(99)	(84)	(235)	(172)
Interest expense	10,208	11,742	30,639	33,723
(Earnings) loss from equity method investments (7)	(5,401)	(2,452)	(4,019)	305
Pro rata share of Adjusted EBITDA related to equity method investments (8) (9)	2,119	1,386	3,664	3,337
Adjusted EBITDA attributable to noncontrolling interest	(1,486)	(1,420)	(2,619)	(1,160)
Other (income) expense, net (10)	1,184	211	(4,026)	666
Income tax expense (benefit)	261	230	1,529	(2,386)
Income attributable to noncontrolling interest	1,006	1,099	1,918	860
Total Adjusted EBITDA	$161,296	$156,391	$140,212	$136,418

Mountain Adjusted EBITDA (8)	$136,704	$135,721	$110,781	$114,194
Adventure Adjusted EBITDA (11)	21,246	15,449	22,616	12,767
Real Estate Adjusted EBITDA (12)	3,346	5,221	6,815	9,457
Total Adjusted EBITDA	$161,296	$156,391	$140,212	$136,418

(1)	Lift revenue outside of the ski season is derived primarily from mountain biking and sightseeing lift products.

(2)	Ski School revenue outside of the ski season is derived primarily from mountain bike instruction at various resorts.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, divested non-core operations, and non-core retail revenue.

(4)
Legacy and other non-core expenses, net represents revenue and expenses of legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Revenue and expenses related to legacy and other non-core operations include retail operations not located at the Company's properties and legacy litigation consisting of claims for damages related to alleged construction defects, purported disclosure violations in real estate marketing sales and documents, and allegations that the Company failed to construct planned amenities.

(5)	Includes costs related to non-cash compensation, reduction in workforce severance, lease payments pursuant to the lease at Winter Park and other expenses.

(6)	Includes interest income unrelated to IRCG financing activities.

(7)
Represents the income (losses) from equity method investments, including: Chateau M.T. Inc., Mammoth Hospitality Management L.L.C., the Mammoth family of resorts, and Blue Mountain prior to the Blue Mountain Acquisition.

(8)
Includes the Company's pro rata share of Adjusted EBITDA from its equity method investment in Blue Mountain prior to the Blue Mountain Acquisition. The pro rata share of Adjusted EBITDA represents the share of Adjusted EBITDA from the equity method investment based on the Company's economic ownership percentage.

(9)
Includes the Company's pro rata share of Adjusted EBITDA from its equity method investments in Mammoth Hospitality Management L.L.C. and Chateau M.T. Inc. The pro rata share of Adjusted EBITDA represents the Company's share of Adjusted EBITDA from these equity method investments based on the Company's economic ownership percentages.

(10)	Includes litigation settlement gains (losses), acquisition-related expenses, and other expenses.

(11)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(12)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations until the Disposition Date, in the amount of $0.3 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively and $1.9 million and $3.0 million for the nine months ended March 31, 2016 and 2015, respectively.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for each of the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Capital expenditures:
Mountain	$5,106	$1,696	$30,021	$27,687
Adventure	1,350	645	5,675	3,419
Real Estate	41	18	279	245
Total segment capital expenditures	6,497	2,359	35,975	31,351
Corporate and other	1,848	471	4,901	3,170
Total capital expenditures	$8,345	$2,830	$40,876	$34,521

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

Geographic Data

The Company's revenue by geographic region for each of the three and nine months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
United States	$201,415	$201,516	$307,758	$313,838
Canada	114,291	120,308	198,103	203,161
Total revenue	$315,706	$321,824	$505,861	$516,999

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

11.    Subsequent Events

Amendment to Credit Agreement

On April 8, 2016, certain of the Company's subsidiaries, that are borrowers or guarantors of the Company's Senior Debt, entered into the Fourth Amendment to the Company's existing Credit Agreement. All capitalized terms used in connection with discussion of the Fourth Amendment but not therein defined have the meaning assigned to them in the Credit Agreement and/or the Fourth Amendment. Upon execution of the Fourth Amendment, the Company repaid $25.0 million of Term Loan borrowings with cash on hand.
The Fourth Amendment, among other items, increased the applicable margins for base rate loans and Euro dollar rate loans under the Term Loan from 2.75% to 3.00% and from 3.75% to 4.00%, respectively. Additionally, solely for purposes of calculating the permissible amount of Incremental Term Loan borrowings, the amount of Unrestricted Cash to be deducted from the Company's Total Secured Debt was reduced to amounts in excess of $65.0 million, instead of amounts in excess of $40.0 million.
The Fourth Amendment also modified the former requirement that the Net Cash Proceeds from any disposition of Company property be used solely to reinvest in assets useful in the Company's business or to repay the amounts due under the Company's Term Loan so that the Net Cash Proceeds received from the sale of certain specified assets may now also be used by the Company for other purposes, including for Restricted Payments, subject to the satisfaction of certain conditions described therein.
Additionally, the Fourth Amendment amended Section 6.1 of the Credit Agreement by deleting the proviso thereto in its entirety, which provided that the Company was not subject to the financial covenant defined therein when the outstanding amount of the Revolving Loans plus the Swing Line Loans plus the Revolving Facility Letter of Credit Usage was less than 30% of the aggregate Revolving Commitments. Pursuant to the Fourth Amendment, the Company will now be subject to the financial covenant defined therein on the last day of each Test Period.
The Fourth Amendment also revised the definition of "Permitted Acquisition" so that after an acquisition instead of requiring Pro Forma Compliance with a Total Secured Debt Leverage Ratio of 5.50:1:00 or a ratio that is no higher than before the Permitted Acquisition, it now requires Pro Forma Compliance with a Total Gross Debt Leverage Ratio of 5.50:1.00. Additionally, the definition was further amended to require that any acquisition must be in a substantially related business.

Issuance of Special Use Permit

On April 28, 2016 the United States Department of Agriculture Forest Service and the City and County of Denver, through the Winter Park Recreational Association, executed a new United States Department of Agriculture Forest Service Special Use Permit (the “Special Use Permit”). As a result of the Special Use Permit, Winter Park Resort, through its exclusive lease and operating agreements and amendments thereto, with Winter Park Recreational Association, may operate and maintain a four-season resort located at Winter Park, Colorado. The Special Use Permit is valid until April 29, 2056, 40 years from the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Note About Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a North American mountain resort, adventure, and real estate company, delivering distinctive vacation and travel experiences to our customers for over three decades. We wholly-own six four-season mountain resorts with approximately 8,000 skiable acres and over 1,130 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America's major ski regions, including the Eastern United States, the Rocky Mountains and Canada. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports, including: New York City, Boston, Washington D.C., Denver, Pittsburgh, Montreal and Toronto. We also operate an adventure travel business, which includes Canadian Mountain Holidays ("CMH"), a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.0 million tenured acres. Additionally, we operate a comprehensive real estate business through which we manage condominium hotel properties and sell and market residential real estate.

Our three segments are as follows:

●
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort ("Steamboat"), Winter Park Resort ("Winter Park"), Stratton Mountain Resort ("Stratton"), Snowshoe Mountain Resort ("Snowshoe"), Mont Tremblant Resort ("Tremblant"), and Blue Mountain Ski Resort ("Blue Mountain"). Our Mountain segment includes our 50.0% equity interest in Blue Mountain prior to our acquisition of the remaining 50.0% equity interest in Blue Mountain on September 19, 2014 ("Blue Mountain Acquisition").

●
Adventure: Our Adventure segment is comprised of CMH, which provides helicopter accessed skiing, mountaineering, and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing and helicopter maintenance, repair and overhaul ("MRO") services to third parties.

●
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. Our Real Estate segment includes Intrawest Hospitality Management, Inc. ("IHM"), which manages condominium hotel properties, Playground, our residential real estate sales and marketing business, our 50.0% interest in Mammoth Hospitality Management L.L.C. ("MHM") and our 57.1% economic interest in Chateau M.T. Inc. ("Chateau"), and included the Intrawest Resort Club Group ("IRCG") division, a vacation club business, until we sold the business on January 29, 2016 (the "Disposition Date"). Our Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs.

In addition to our segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as "Legacy, non-core and other").

Recent Transactions

Amendment to Credit Agreement

On April 8, 2016, we and certain of our subsidiaries that guarantee our Senior Debt, as defined in Part I - Item 1, Financial Statements (unaudited), Note 6, "Long-Term Debt", executed the fourth amendment to our existing Credit Agreement, dated as of December 9, 2013 (the "Credit Agreement"), (the "Fourth Amendment"). All capitalized terms used in connection with discussion of the Fourth Amendment but not therein defined have the meaning assigned to them in the Credit Agreement and/or the Fourth Amendment. The Fourth Amendment, among other items, increased the applicable margins for base rate loans and Euro dollar rate loans under the Term Loan from 2.75% to 3.00% and from 3.75% to 4.00%, respectively. Additionally, solely for purposes of calculating the permissible amount of Incremental

Term Loan borrowings, the amount of Unrestricted Cash to be deducted from the Company's Total Secured Debt was reduced to amounts in excess of $65.0 million, instead of amounts in excess of $40.0 million.
The Fourth Amendment also modified the former requirement that the Net Cash Proceeds from any disposition of our property be used solely to reinvest in assets useful in our business or to repay the amounts due under our term loan facility (the "Term Loan") so that the Net Cash Proceeds received from the sale of certain specified assets may now also be used by us for other purposes, including for Restricted Payments, subject to the satisfaction of certain conditions described therein.
Additionally, the Fourth Amendment amended Section 6.1 of the Credit Agreement by deleting the proviso thereto in its entirety, which provided that we were not subject to the financial covenant defined therein when the outstanding amount of the Revolving Loans plus the Swing Line Loans plus the Revolving Facility Letter of Credit Usage was less than 30% of the aggregate Revolving Commitments. Pursuant to the Fourth Amendment, we will now be subject to the financial covenant defined therein on the last day of each Test Period.
The Fourth Amendment also revised the definition of "Permitted Acquisition" so that after an acquisition instead of requiring Pro Forma Compliance with a Total Secured Debt Ratio of 5.50:1:00 or a ratio that is no higher than before the Permitted Acquisition, it now requires Pro Forma Compliance with a Total Gross Debt Leverage Ratio of 5.50:1.00. Additionally, the definition was further amended to require that any acquisition must be in a substantially related business.

Stock Tender

On January 12, 2016, we announced the commencement of a modified "Dutch auction" self-tender offer ("Tender Offer") to purchase for cash up to $50.0 million of shares of our common stock at a price per share not greater than $10.00 nor less than $9.00, less applicable withholding taxes and without interest. The Tender Offer expired on February 10, 2016. Pursuant to the Tender Offer, we purchased approximately 5.6 million shares of our common stock at a purchase price of $9.00 per share. The tendered shares were accounted for as treasury stock, at cost, and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

IRCG Transaction

On November 24, 2015, we, through our wholly owned indirect subsidiaries, Intrawest U.S. Holdings Inc. and Intrawest ULC, entered into a definitive agreement (the "Purchase Agreement") to sell IRCG to Diamond Resorts Corporation (the "Purchaser") and Diamond Resorts International, Inc. (together with the Purchaser, "Diamond") for a purchase price of approximately $84.6 million (the "IRCG Transaction"), which includes certain purchase price adjustments. IRCG is engaged in the business of developing, selling interests in, and managing (a) Club Intrawest, a points-based timeshare vacation club at certain locations in the United States, Canada and Mexico, (b) a fractional timeshare program with properties located in Zihuatanejo, Mexico, and (c) an internal exchange program for members of the vacation club operated through Extraordinary Escapes Corporation.

The purchase price consisted of cash consideration and the assumption of certain liabilities, including certain lease obligations and certain other continuing contractual obligations. The Purchase Agreement contains customary representations, warranties, covenants and indemnities of the parties.

Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in the operations of IRCG, including, but not limited to, certain management contracts, accounts receivable, notes and other amounts receivable, certain real property, the resort points available for sale, and all of the equity interests in certain wholly-owned indirect subsidiaries of IRCG.

Blue Mountain Acquisition

On September 19, 2014 (the "Acquisition Date"), we acquired the remaining 50.0% equity interest in Blue Mountain that we did not already own from Blue Mountain Resorts Holdings Inc. ("Blue Mountain Holdings") for a purchase price of $61.4 million Canadian dollars ("CAD"), or approximately $54.8 million U.S. dollars ("USD") based on prevailing exchange rates on the Acquisition Date, in a privately negotiated transaction. In connection with the Blue Mountain Acquisition, the shareholders' agreement between us and Blue Mountain Holdings was terminated. The purchase price, along with fees and expenses incurred in connection with the Blue Mountain Acquisition, were financed through an incremental amendment, dated as of September 19, 2014 (the "Incremental Amendment"), to the Credit Agreement, and existing cash. The Incremental Amendment has the same economic and other terms as the original term loan facility under the Credit Agreement.

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

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results in our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which help to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and helicopter accessed skiing tenures can force us to cancel or suspend operations, which may have a negative impact on our financial results. Weather may also have an effect on our summer fire suppression activities and flight hours, as a significant share of our ancillary firefighting service revenue is from "as needed" contracts, which is based almost entirely on flight hours.

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders results in downward pressure on the effective ticket price ("ETP") since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders may result in downward pressure on Revenue Per Visit, as defined in "Key Business Metrics Evaluated by Management". We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products.

Seasonality and Fluctuations in Quarterly Results

Our business is seasonal in nature. Although we operate four-season resorts, based upon historical results, we generate the highest revenue between our second and third fiscal quarters, which includes the peak ski season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, during our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year's and Presidents' Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or less peak periods, holidays and weekends in our second fiscal quarter compared to prior years, with a corresponding difference in our third fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

The following table contains selected unaudited segment information for the quarter ended March 31, 2016 and the four preceding quarters (in thousands):

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Mountain revenue	$255,357	$79,436	$49,758	$36,869	$258,092
Adventure revenue	48,835	12,368	24,263	19,362	44,579
Real Estate revenue	9,973	11,403	11,812	11,416	17,635
Total segment revenue	$314,165	$103,207	$85,833	$67,647	$320,306

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Mountain Adjusted EBITDA	$136,704	$(5,136)	$(20,787)	$(25,222)	$135,721
Adventure Adjusted EBITDA	21,246	(3,489)	4,860	538	15,449
Real Estate Adjusted EBITDA	3,346	1,697	1,773	966	5,221
Total Adjusted EBITDA	$161,296	$(6,928)	$(14,154)	$(23,718)	$156,391

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

Foreign Currency Fluctuation Risk

We present our financial statements in USD. Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses is transacted in CAD dollars, principally at Tremblant, Blue Mountain and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into USD. See Part I - Item 3, Quantitative and Qualitative Disclosures About Market Risk, "Foreign Currency Fluctuations".

Where we discuss the impact of foreign currency adjustments, the impact is calculated on a constant USD basis. We calculate constant USD amounts by applying prior year period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our segment results.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2016 and 2015 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue	$315,706	$321,824	$(6,118)	(1.9)%	$505,861	$516,999	$(11,138)	(2.2)%
Operating expenses	157,909	169,523	(11,614)	(6.9)%	378,231	395,864	(17,633)	(4.5)%
Depreciation and amortization	15,264	14,767	497	3.4%	44,802	44,065	737	1.7%
(Gain) on sale of Intrawest Resort Club Group	(40,481)	-	(40,481)	n/m	(40,481)	-	(40,481)	n/m
Loss (gain) on disposal of assets	1,634	(1,083)	2,717	(250.9)%	(693)	(1,126)	433	(38.5)%
Loss on remeasurement of equity method investment	-	-	-	-%	-	1,454	(1,454)	(100.0)%
Income from operations	181,380	138,617	42,763	30.8%	124,002	76,742	47,260	61.6%
Interest expense, net	(9,860)	(10,731)	871	(8.1)%	(28,478)	(30,547)	2,069	(6.8)%
Earnings (loss) from equity method investments	5,401	2,452	2,949	120.3%	4,019	(305)	4,324	n/m
Other income (expense), net	(1,184)	(315)	(869)	275.9%	4,026	(770)	4,796	(622.9)%
Income before income taxes	175,737	130,023	45,714	35.2%	103,569	45,120	58,449	129.5%
Income tax expense (benefit)	261	230	31	13.5%	1,529	(2,386)	3,915	(164.1)%
Net income	175,476	129,793	45,683	35.2%	102,040	47,506	54,534	114.8%
Income attributable to noncontrolling interest	1,006	1,099	(93)	(8.5)%	1,918	860	1,058	123.0%
Net income attributable to Intrawest Resorts Holdings, Inc.	$174,470	$128,694	$45,776	35.6%	$100,122	$46,646	$53,476	114.6%

n/m - Calculation is not meaningful.

Revenue

Revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to a decrease of $6.1 million in total segment revenue. Total segment revenue in the three months ended March 31, 2016 included decreases of $7.7 million and $2.7 million in Real Estate revenue and Mountain revenue, respectively, partially offset by an increase of $4.3 million in Adventure revenue. During the three months ended March 31, 2016, excluding an unfavorable foreign currency adjustment of $12.1 million, revenue increased $6.0 million, or 1.9%, compared to the three months ended March 31, 2015.

Revenue decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 due to a decrease of $11.1 million in total segment revenue. Total segment revenue in the nine months ended March 31, 2016 included decreases of $14.7 million and $4.5 million in Real Estate revenue and Mountain revenue, respectively, partially offset by an increase of $8.0 million in Adventure revenue. During the nine months ended March 31, 2016, excluding Blue Mountain and an unfavorable foreign currency adjustment of $20.4 million, revenue increased by $7.5 million, or 1.6%, compared to the nine months ended March 31, 2015.

Operating expenses

Operating expenses decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of decreases of $11.0 million and $0.7 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. Total segment operating expenses in the three months ended March 31, 2016 included decreases of $5.7 million, $3.6 million and $1.6 million in Real Estate, Mountain and Adventure operating expenses, respectively. Legacy, non-core and other expenses decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $0.4 million increase in a legacy litigation accrual in the three months ended March 31, 2015. During the three months ended March 31, 2016, excluding a favorable foreign currency adjustment of $6.5 million, operating expenses decreased $5.1 million, or 3.0%, compared to the three months ended March 31, 2015.

Operating expenses decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 due to decreases of $17.1 million and $0.6 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. Total segment operating expenses in the nine months ended March 31, 2016 included decreases of $12.5 million, $3.3 million and $1.3 million in Real Estate, Adventure and Mountain operating expenses, respectively. During the nine months ended March 31, 2016, excluding Blue Mountain and a favorable foreign currency adjustment of $16.2 million, operating expenses decreased $6.5 million, or 1.8%, compared to the nine months ended March 31, 2015.

Depreciation and amortization

Depreciation and amortization increased $0.5 million, or 3.4%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Depreciation and amortization increased $0.7 million, or 1.7%, in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase in the nine months ended March 31, 2016 compared to the same period of the prior year is primarily due to the inclusion of 100% of Blue Mountain's depreciation in fiscal 2016 compared to the prior year which only included depreciation subsequent to the Acquisition Date.

(Gain) on sale of Intrawest Resort Club Group

In the three and nine months ended March 31, 2016, we completed the IRCG Transaction which resulted in a pre-tax gain of $40.5 million. The gain resulted from the selling price being in excess of the book value of the assets, liabilities and equity sold. The pre-tax gain was also reduced by direct costs incurred as part of the IRCG Transaction. There was no comparable transaction in either the three or nine months ended March 31, 2015.

Loss (gain) on disposal of assets

In the three months ended March 31, 2016, we recognized a $1.6 million loss primarily attributable to the write-off of a damaged helicopter. In the three months ended March 31, 2015, the gain on disposal of assets of $1.1 million was primarily attributable to the sale of a helicopter. Subsequent to the quarter ended March 31, 2016, we received proceeds from the insurance carrier in the amount of $2.0 million related to the damaged helicopter that was written off in the third quarter of 2016.

In the nine months ended March 31, 2016, we completed a non-monetary exchange of helicopter assets with an independent third party in which we acquired four helicopters in exchange for two helicopters. A $1.7 million gain resulted from the fair value of the helicopters received exceeding the net book value of helicopters given. Additionally, we recognized a $1.6 million loss on the write-off of a damaged helicopter. In the nine months ended March 31, 2015, the gain on disposal of assets of $1.1 million was primarily attributable to the sale of a helicopter.

Loss on remeasurement of equity method investment

In the nine months ended March 31, 2015, we recognized a $1.5 million loss on remeasurement of our equity method investment in Blue Mountain in connection with the Blue Mountain Acquisition. There was no similar transaction in the nine months ended March 31, 2016.

Interest expense, net

Interest expense, net decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the repricing of our senior debt facilities in April 2015 (the "Repricing"), which lowered the average annual effective rate from approximately 5.5% to approximately 4.75%, as well as a reduction in the outstanding principal balance of the Term Loan due to the excess cash flow prepayment of $8.8 million paid in January 2016. These decreases were partially offset by the closing of the IRCG Transaction in January 2016, which resulted in us no longer recording the related interest income on financing activities.

Interest expense, net decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily as a result of the Repricing and a reduction in the outstanding principal balance of the Term Loan due to the excess cash flow prepayment of $8.8 million paid in January 2016. These reductions were partially offset by an increase in the average outstanding principal balance of our Senior Debt as a result of borrowing an incremental $60.0 million under the Credit Agreement in September 2014, primarily to finance the Blue Mountain Acquisition, as well as by the closing of the IRCG Transaction in January 2016, which resulted in us no longer recording the related interest income on financing activities.

Earnings (loss) from equity method investments

The increase in earnings from equity method investments in the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015 was primarily a result of earnings from our investments in the Mammoth family of resorts. In March 2015, the Mammoth family of resorts added Snow Summit Mountain Resort and Bear Mountain. Additionally, an increase in Skier Visits (as defined below) driven by improved snowfall and better ski conditions compared to prior year period contributed to an increase in earnings from our investments in the Mammoth family of resorts.

Other income (expense), net

Other income (expense), net increased $0.9 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to unfavorable foreign currency remeasurement adjustments.

Other income, net increased $4.8 million in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, primarily due to a favorable legacy legal settlement during the nine months ended March 31, 2016.

Income tax expense (benefit)

The consolidated income tax provision was a slightly higher expense in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and represented an effective tax rate of 0.1% and 0.2%, respectively.
The consolidated income tax provision in the nine months ended March 31, 2016 was an expense of $1.5 million compared to the $2.4 million benefit in the nine months ended March 31, 2015 and represented an effective tax rate of 1.5% and (5.4)%, respectively. The $1.5 million expense for the nine months ended March 31, 2016 primarily related to taxable Canadian helicopter operations.  The net $2.4 million tax benefit for the nine months ended March 31, 2015 was comprised of $0.7 million of tax expense related to taxable Canadian helicopter operations and a $3.1 million tax benefit.  The one-time $3.1 million tax benefit was due to a restructuring, in association with the Blue Mountain Acquisition, which enabled us to utilize a portion of our Canadian deferred tax assets resulting in a corresponding release of the valuation allowance.

Results of Segment Operations (in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Mountain revenue	$255,357	$258,092	$384,551	$389,060
Adventure revenue	48,835	44,579	85,465	77,437
Real Estate revenue	9,973	17,635	33,190	47,858
Total segment revenue	$314,165	$320,306	$503,206	$514,355

Mountain Adjusted EBITDA	$136,704	$135,721	$110,781	$114,194
Adventure Adjusted EBITDA	21,246	15,449	22,616	12,767
Real Estate Adjusted EBITDA	3,346	5,221	6,815	9,457
Total Adjusted EBITDA	$161,296	$156,391	$140,212	$136,418

See "Non-GAAP Financial measures" below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP (as defined below) measures.

Key Business Metrics Evaluated by Management

"Skier Visits" We measure visitation volume during the ski season, which is when most of our lift revenue is earned, by the number of "Skier Visits" at our resorts, each of which represents an individual's use of a paid or complimentary ticket, frequency card or season pass product to ski or snowboard at our mountain resorts for any part of one day. The number of Skier Visits, viewed in conjunction with ETP, is an important indicator of our lift revenue. Changes in the number of Skier Visits have an impact on Mountain revenue. The number of Skier Visits is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, pricing policies, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competitive offerings.

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

"Average Daily Rate" or "ADR" is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period. ADR is a measure commonly used in the lodging industry, as well as by our management, to track lodging pricing trends. ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a lodging operation. ADR is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competing offerings.

Comparison of Mountain Results for the Three and Nine Months Ended March 31, 2016 and 2015 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Skier Visits	2,792,782	3,131,311	(338,529)	(10.8)%	3,420,592	3,990,092	(569,500)	(14.3)%
Revenue per Visit	$91.43	$82.42	$9.01	10.9%	$95.08	$85.94	$9.14	10.6%
ETP	$48.27	$42.65	$5.62	13.2%	$48.54	$42.37	$6.17	14.6%
RevPAR	$108.11	$114.97	$(6.86)	(6.0)%	$71.26	$73.41	$(2.15)	(2.9)%
ADR	$176.12	$177.86	$(1.74)	(1.0)%	$156.50	$164.18	$(7.68)	(4.7)%

Mountain revenue:
Lift	$134,813	$133,550	$1,263	0.9%	$170,754	$173,091	$(2,337)	(1.4)%
Lodging	23,910	25,065	(1,155)	(4.6)%	50,776	48,538	2,238	4.6%
Ski School	22,775	23,391	(616)	(2.6)%	30,046	31,762	(1,716)	(5.4)%
Retail and Rental	29,581	30,599	(1,018)	(3.3)%	48,234	51,796	(3,562)	(6.9)%
Food and Beverage	30,792	31,426	(634)	(2.0)%	50,762	50,294	468	0.9%
Other	13,486	14,061	(575)	(4.1)%	33,979	33,579	400	1.2%
Total Mountain revenue	$255,357	$258,092	$(2,735)	(1.1)%	$384,551	$389,060	$(4,509)	(1.2)%
Mountain Adjusted EBITDA	$136,704	$135,721	$983	0.7%	$110,781	$114,194	$(3,413)	(3.0)%

Mountain revenue

Mountain revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an unfavorable foreign currency adjustment of $6.8 million. Excluding the foreign currency adjustment, Mountain revenue increased $4.1 million, or 1.6%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to a higher proportion of Skier Visits and higher revenue per visit at our Colorado resorts, partially offset by a 10.8% decrease in Skier Visits due to unseasonably warm weather at our Eastern resorts.

Mountain revenue decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to an unfavorable foreign currency adjustment of $8.7 million. Excluding the foreign currency adjustment, Mountain revenue increased $2.4 million, or 0.7%, in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase was primarily attributable to a higher proportion of Skier Visits and higher revenue per visit at our Colorado resorts, partially offset by a 14.3% decrease in Skier Visits due to unseasonably warm weather at our Eastern resorts. Additionally, Mountain revenue in the nine months ended March 31, 2016 includes Blue Mountain revenue for the entire period whereas Mountain revenue in the nine months ended March 31, 2015 only includes Blue Mountain revenue subsequent to the Acquisition Date. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and therefore the associated revenue was not included in Mountain revenue.

Lift revenue

Lift revenue increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to a higher proportion of skier visits and higher revenue per visit at our Colorado resorts. Season pass and frequency product revenue for the 2015/2016 ski season increased 7.5% in the three months ended March 31, 2016 compared to the same period in the prior year and comprised 41.7% and 39.1% of Lift revenue for the three months ended March 31, 2016 and 2015, respectively. Season pass revenue, for which cash is generally collected prior to the ski season, is recognized based on historical usage patterns. Frequency product revenue is recognized as used, and unused portions ("breakage") are recognized based on historical usage for each frequency product. Excluding an unfavorable foreign currency adjustment of $3.3 million, Lift revenue increased $4.6 million, or 3.4%, in the three months ended March 31, 2016 compared to the same period in the prior year. Excluding unfavorable foreign currency adjustments, ETP increased $6.81, or 16.0% in the three months ended March 31, 2016 compared to the same period in the prior year due to a higher proportion of skier visits and revenue per visit at our Colorado resorts compared to our Eastern resorts.

As our ski resorts opened during our second quarter, the results of the nine months ended March 31, 2016 and 2015 for Lift revenue are driven by the same general factors as the results for the three months ended March 31, 2016 and 2015. Season pass and frequency product revenue for the 2015/2016 ski season increased 6.2% in the nine months ended March 31, 2016 compared to the same period in the prior year and comprised 42.4% and 39.4% of Lift revenue, for the nine months ended March 31, 2016 and 2015, respectively. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing products, which increased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to higher summer visitation.

Lodging revenue

Lodging revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an unfavorable foreign currency adjustment of $1.1 million. Excluding the unfavorable foreign currency, lodging revenue was flat to the same period in the prior year due to growth in revenue at our Colorado resorts being offset by a decline in revenue at our Eastern resorts.

Lodging revenue increased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.8 million, Lodging revenue decreased $0.8 million, or 2.1%, in the nine months ended March 31, 2016 compared to the same period in the prior year. The decrease was the result of lower room nights at our Eastern resorts, partially offset by a 12.7% increase in lodging revenue at our Colorado resorts due to higher ADR and occupancy.

Ski School revenue

Ski School revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in Skier Visits at our Eastern resorts. Ski School revenue decreased 12.4% at our Eastern resorts partially offset by a 4.4% increase at our Colorado resorts. Excluding an unfavorable foreign currency adjustment of $0.4 million, Ski School revenue decreased $0.3 million, or 1.1%.

Ski School revenue decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to a decrease in Skier Visits at our Eastern resorts. Ski School revenue decreased 20.4% at our Eastern resorts during the nine months ended March 31, 2016 compared to the same period in the prior year, partially offset by an increase of 5.7% in Ski School revenue at our Colorado resorts. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $0.4 million, Ski School revenue decreased $0.8 million, or 2.6%, in the nine months ended March 31, 2016 compared to the same period in the prior year. During the summer season, Ski School revenue is derived from mountain bike instruction and child care, which increased slightly in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

Retail and Rental revenue

Retail and Rental revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due an unfavorable foreign currency adjustment. Excluding the unfavorable foreign currency adjustment of $1.1 million, Retail and Rental revenue was flat in the three months ended March 31, 2016 compared to the same period in the prior year, which was the result of increased revenue per visit at our Colorado resorts offset by a decrease in Retail and Rental revenue at our Eastern resorts.

Retail and Rental revenue decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to a decrease in Skier Visits at our Eastern resorts. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.7 million, Retail and Rental revenue decreased $1.8 million, or 4.1%, in the nine months ended March 31, 2016 compared to the same period in the prior year, which was the result of a 7.3% decrease in Retail and Rental revenue at our Eastern resorts partially offset by a 10.8% increase at our Colorado resorts driven by higher revenue per visit.

Food and Beverage revenue

Food and Beverage revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in Skier Visits at our Eastern resorts and an unfavorable foreign currency adjustment. Excluding an unfavorable foreign currency adjustment of $0.7 million, Food and Beverage revenue increased slightly in the three months ended March 31, 2016 compared to the same period in the prior year, which was the result of a 6.3% increase at our Colorado resorts driven by higher revenue per visit.

Food and Beverage revenue increased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to higher revenue per visit at our Colorado resorts and the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date, partially offset by decreases in Food and Beverage revenue at our Eastern resorts. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.0 million, Food and Beverage revenue increased by $0.5 million, or 1.2%, in the nine months ended March 31, 2016 compared to the same period in the prior year, which was the result of a 10.0% increase in Food and Beverage revenue at our Colorado resorts as well as higher summer visitation and an increase in group business revenue.

Other revenue

Other revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Excluding an unfavorable foreign currency adjustment of $ 0.2 million, Other revenue decreased $0.4 million, or 2.7%, in the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a decrease in snow cat sales at Blue Mountain, which is a certified distributor for Ontario, and lower amenity resulting from decreased visitation and room nights at our Eastern resorts.

Other revenue increased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $0.9 million, Other revenue decreased $0.6 million, or 1.9%, in the nine months ended March 31, 2016 compared to the same period in the prior year primarily due to lower amenity fees resulting from decreased visitation and room nights at our Eastern resorts.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $3.6 million decrease in Mountain operating expenses, offset by a $2.7 million decrease in Mountain revenue. Mountain operating expenses decreased from $122.3 million in the three months ended March 31, 2015 to $118.7 million in the three months ended March 31, 2016. Excluding a favorable foreign currency adjustment of $3.7 million, Mountain operating expenses increased $0.1 million. We scaled back variable operating expenses at our Eastern resorts in response to reduced visitor volumes, which was offset by a slight increase in variable operating expenses at our Colorado resorts.

Mountain Adjusted EBITDA decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to a $4.5 million decrease in Mountain revenue partially offset by a $1.3 million decrease in Mountain operating expenses. Mountain operating expenses decreased from $275.0 million in the nine months ended March 31, 2015 to $273.8 million in the nine months ended March 31, 2016. The decrease in operating expenses is primarily due to a favorable foreign currency adjustment of $7.4 million partially offset by the inclusion of 100% of Blue Mountain since the Acquisition Date. Mountain operating expenses in the nine months ended March 31, 2016 include Blue Mountain operating expenses for the entire period, whereas Mountain operating expenses in the nine months ended March 31, 2015 only include Blue Mountain operating expenses subsequent to the Acquisition Date. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and, therefore, the associated operating expenses were not included in Mountain operating expenses. Additionally, Mountain Adjusted EBITDA in the prior year period included $0.3 million of our pro rata share of EBITDA from Blue Mountain for the period from July 1, 2014 through September 19, 2014.

Comparison of Adventure Results for the Three and Nine Months Ended March 31, 2016 and 2015 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Adventure revenue	$48,835	$44,579	$4,256	9.5%	$85,465	$77,437	$8,028	10.4%
Adventure Adjusted EBITDA	$21,246	$15,449	$5,797	37.5%	$22,616	$12,767	$9,849	77.1%

Adventure revenue

Adventure revenue increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $4.2 million increase in CMH revenue and a slight increase in ancillary aviation services revenue of $0.1 million. Excluding an unfavorable foreign currency adjustment of $5.2 million, Adventure revenue increased $9.4 million, or 21.1%, in the three months ended March 31, 2016 compared to the same period in the prior year primarily due to an $8.7 million increase in CMH revenue largely driven by higher guest nights and higher yields.

Adventure revenue increased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to a $6.9 million increase in CMH revenue and a $1.2 million increase in ancillary aviation services. Excluding an unfavorable foreign currency adjustment of $10.7 million, Adventure revenue increased $18.7 million, or 24.2%, in the nine months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily due to a $13.1 million increase in CMH revenue driven by an increase in guest nights, higher yields and operating one additional lodge for summer operations, a $5.6 million increase in ancillary services primarily due to an increase in fire suppression related activities as a result of above average forest fire activity in the first quarter of fiscal 2016 and an increase in helicopter MRO services and part sales.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $4.3 million increase in Adventure revenue and a $1.6 million decrease in Adventure operating expenses, which decreased from $27.7 million in the three months ended March 31, 2015 to $26.1 million in the three months ended March 31, 2016. After removing $1.5 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA increased $5.8 million. Excluding a favorable foreign currency adjustment of $2.6 million, Adventure operating expenses increased $1.0 million, or 3.6%, primarily due to higher variable expenses associated with an increase in CMH guest nights.

Adventure Adjusted EBITDA increased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to an $8.0 million increase in Adventure revenue and a $3.3 million decrease in Adventure operating expenses, which decreased from $63.5 million in the nine months ended March 31, 2015 to $60.2 million in the nine months ended March 31, 2016. After removing $2.6 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA increased $9.8 million. The decrease in Adventure operating expenses in the nine months ended March 31, 2016 was primarily attributable to a $7.6 million favorable foreign currency adjustment. Excluding the favorable foreign currency adjustment, Adventure operating expenses increased $4.3 million, or 6.7%, primarily due to higher variable expenses associated with an increase in CMH guest nights and fire suppression activities.

Comparison of Real Estate Results for the Three and Nine Months Ended March 31, 2016 and 2015 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Real Estate revenue	$9,973	$17,635	$(7,662)	(43.4)%	$33,190	$47,858	$(14,668)	(30.6)%
Real Estate Adjusted EBITDA	$3,346	$5,221	$(1,875)	(35.9)%	$6,815	$9,457	$(2,642)	(27.9)%

Real Estate revenue

Real Estate revenue decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to decreases of $5.6 million and $2.7 million at IRCG and Playground, respectively, partially offset by an increase of $0.6 million at IHM. The decrease in revenue at IRCG was primarily due to closing the IRCG Transaction on January 29, 2016 and no longer recording any activity associated with the business of IRCG subsequent to the Disposition Date. The decrease in Playground revenue is due to a $2.6 million sale of a parcel of land at Tremblant in March 2015 with no comparable transaction in the three months ended March 31, 2016.

Real Estate revenue decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to decreases of $12.2 million and $2.8 million at IRCG and Playground, respectively, partially offset by an increase of $0.4 million at IHM. The decrease in revenue at IRCG was primarily due to lower sales volume, an unfavorable foreign currency adjustment of $1.0 million and closing the IRCG Transaction on January 29, 2016 and no longer recording any activity associated with the business of IRCG subsequent to the Disposition Date. The decrease in Playground revenue is due to a $2.6 million sale of a parcel of land at Tremblant in March 2015 with no comparable transaction in the nine months ended March 31, 2016.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $7.7 million decrease in Real Estate revenue partially offset by a $5.7 million decrease in Real Estate operating expenses, which decreased from $14.7 million in the three months ended March 31, 2015 to $9.0 million in the three months ended March 31, 2016. Real Estate operating expenses decreased $3.8 million due to closing the IRCG Transaction on January 29, 2016 and no longer recording any activity associated with the business of IRCG subsequent to the Disposition Date. Real Estate operating expenses also decreased $0.5 million from lower sales volume and associated selling costs at IRCG, prior to the IRCG Transaction, and decreased $1.3 million in Playground primarily due to cost of sales recognized on the sale of a parcel of land at Tremblant in the three months ended March 31, 2015, with no comparable transaction in the current year period.

Real Estate Adjusted EBITDA decreased in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to a $14.7 million decrease in Real Estate revenue partially offset by a $12.5 million decrease in Real Estate operating expenses, which decreased from $44.5 million in the nine months ended March 31, 2015 to $32.0 million in the nine months ended March 31, 2016. We also recognized a $0.6 million increase in our pro rata share of EBITDA for our equity method investments in MHM and Chateau in the nine months ended March 31, 2016. Excluding a favorable foreign currency adjustment of $1.2 million, Real Estate operating expenses decreased $11.2 million, or 25.3%. Real Estate operating expenses decreased $3.8 million due to closing the IRCG Transaction on January 29, 2016 and no longer recording any activity associated with the business of IRCG subsequent to the Disposition Date. Real Estate operating expenses also decreased $4.4 million from lower sales volume and associated selling costs at IRCG, prior to the closing of the IRCG Transaction, and decreased $1.4 million in Playground primarily due to cost of sales recognized on the sale of a parcel of land at Tremblant in the nine months ended March 31, 2015, with no comparable transaction in the current year period. Additionally, operating expenses decreased $1.0 million at IHM primarily due to lower occupancy and ADR and a $0.8 million decrease in general and administrative expenses.

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

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and by using Adjusted EBITDA as a supplemental measure. Our definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency adjustments related to operational activities and adjusting for executive management restructuring costs.

The following table reconciles net income attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to Intrawest Resorts Holdings, Inc.	$174,470	$128,694	$100,122	$46,646
Legacy and other non-core expenses, net	16	837	4,458	2,744
Other operating expenses	2,601	2,464	5,153	7,462
Depreciation and amortization	15,264	14,767	44,802	44,065
(Gain) on sale of Intrawest Resort Club Group	(40,481)	-	(40,481)	-
(Gain) loss on disposal of assets	1,634	(1,083)	(693)	(1,126)
Loss on remeasurement of equity method investment	-	-	-	1,454
Interest income, net	(99)	(84)	(235)	(172)
Interest expense	10,208	11,742	30,639	33,723
(Earnings) loss from equity method investments	(5,401)	(2,452)	(4,019)	305
Pro rata share of Adjusted EBITDA related to equity method investments	2,119	1,386	3,664	3,337
Adjusted EBITDA attributable to noncontrolling interest	(1,486)	(1,420)	(2,619)	(1,160)
Other (income) expense, net	1,184	211	(4,026)	666
Income tax expense (benefit)	261	230	1,529	(2,386)
Income attributable to noncontrolling interest	1,006	1,099	1,918	860
Total Adjusted EBITDA	$161,296	$156,391	$140,212	$136,418

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

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $103.0 million and $105.2 million of cash from operating activities during the nine months ended March 31, 2016 and 2015, respectively.

We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

As part of the refinancing in December 2013, we entered into the Credit Agreement, which provided for a $540.0 million Term Loan, the $55.0 million LC Facility, and the $25.0 million Revolver. In September 2014, pursuant to the Incremental Amendment, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Part I - Item 1, Financial Statements (unaudited), Note 3, " Acquisitions and Dispositions". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. We have the ability to increase the size of the Term Loan under certain circumstances by an aggregate amount of up to $40.0 million, so long as, after giving effect to any additional amounts borrowed, we remain compliant with all covenants of the Credit Agreement.

As of March 31, 2016, we had available capacity of $12.4 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the applicable covenants of the Credit Agreement as of March 31, 2016.

In the nine months ended March 31, 2016, we received cash proceeds of $84.6 million related to the IRCG Transaction as described in Part I - Item 1, Financial Statements (unaudited), Note 3, "Acquisitions and Dispositions".

Our cash and cash equivalents balance as of March 31, 2016 was $176.0 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

In connection with the Tender Offer, we paid $50.0 million to purchase approximately 5.6 million shares of our common stock at a price of $9.00 per share. On September 19, 2014, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $40.9 million and $34.5 million in the nine months ended March 31, 2016 and 2015, respectively, or 8.1% and 6.7% of total revenue for the respective periods.

We paid principal, interest and fees to our lenders of $39.9 million and $35.5 million in the nine months ended March 31, 2016 and 2015, respectively, which includes the $8.8 million excess cash flow prepayment paid in the nine months ended March 31, 2016. The majority of principal payments on our long-term debt under the Term Loan is not due until 2020. On April 8, 2016, we executed the Fourth Amendment, at which time we repaid an additional $25.0 million on the outstanding principal balance of the Term Loan.

Our debt service requirements can be impacted by changing interest rates as we had $579.5 million of variable rate debt outstanding as of March 31, 2016. As of March 31, 2016, the three month LIBOR was 0.63%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $3.5 million. Additionally, in connection with the execution of the Fourth Amendment, the applicable margin on our Term Loan borrowings increased for base rate loans and Euro dollar rate loan from 2.75% to 3.00% and from 3.75% to 4.00%, respectively.

Cash Flows for the Nine Months Ended March 31, 2016 and 2015

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Nine Months Ended March 31,
	2016	2015	$ Change
Net cash provided by (used in):
Operating activities	$102,962	$105,220	$(2,258)
Investing activities	48,923	(76,622)	125,545
Financing activities	(66,654)	50,904	(117,558)
Effect of exchange rate on cash	189	(1,819)	2,008
Net increase (decrease) in cash and cash equivalents	$85,420	$77,683	$7,737

Operating Activities

The $2.3 million decrease in cash provided by operating activities in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 was primarily related to normal changes in working capital accounts.

Investing Activities

Cash used in investing activities increased $125.5 million in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. In the nine months ended March 31, 2016 we received proceeds of $84.6 million related to the IRCG Transaction. In the nine months ended March 31, 2015, we acquired Blue Mountain for $41.5 million, net of cash received. Capital expenditures were approximately $6.4 million higher in the nine months ended March 31, 2016 primarily due to investments in the Stratton base mountain lodge and RFID technology at some of our resorts. Additionally, other investing activities, net increased $5.8 million primarily due to proceeds received on asset disposals.

Financing Activities

Cash provided by financing activities decreased $117.6 million in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. In the nine months ended March 31, 2016 we made an excess cash flow payment of $8.8 million as defined in the Credit Agreement as well as paid $50.3 million to complete the Tender Offer. In the nine months ended March 31, 2015, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 9, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part I - Item 1, Financial Statements (unaudited), Note 2, "Significant Accounting Policies".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At March 31, 2016, we had $579.5 million of variable rate indebtedness, representing approximately 99.7% of our total debt outstanding, at an average interest rate for the nine months ended March 31, 2016 of approximately 4.75%. As of March 31, 2016, the three month LIBOR was 0.63%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $3.5 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we record revenue and expenses in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 39% of total revenue in each of the nine months ended March 31, 2016 and 2015. Based upon our ownership of Canadian subsidiaries as of March 31, 2016, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $18.7 million for the nine months ended March 31, 2016. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

We believe that we have adequate insurance coverage or have adequately accrued for loss contingencies for all material matters in which we believe a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims against us cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows. However, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may affect our reputation, even if resolved in our favor.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 9, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Tender

Stock repurchases during each fiscal month of the quarter ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	-	$-	-	-
February 1, 2016 to February 29, 2016	5,555,555	9.00	5,555,555	-
March 1, 2016 to March 31, 2016	-	-	-	-
Total	5,555,555	$9.00	5,555,555	-

(1) On January 12, 2016, we announced the commencement of a modified "Dutch auction" self-tender offer ("Tender Offer") to purchase for cash up to $50.0 million of shares of our common stock at a price per share not greater than $10.00 nor less than $9.00, less applicable withholding taxes and without interest. The Tender Offer expired on February 10, 2016. We purchased 5,555,555 million shares of our common stock at a purchase price of $9.00 per share.

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

Intrawest Resorts Holdings, Inc.

Date: May 5, 2016	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 5, 2016	By:	/s/ Carl Long
Carl Long
Chief Accounting Officer and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
2.2	Purchase Agreement, dated November 24, 2015, among Intrawest U.S. Holdings Inc., Intrawest ULC, Diamond Resorts Corporation, and Diamond Resorts International, Inc.	10-Q	2.2	February 3, 2016
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document