Form 10-K
period 2016-06-30
Intrawest Resorts Holdings, Inc.
filed 2016-09-08
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $7.82 per share as reported on the New York Stock Exchange Composite Tape on December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $99,295,201.

As of September 2, 2016, 39,770,271 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended June 30, 2016.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including:

•	weakness in general economic conditions;

•	lack of adequate snowfall and unfavorable weather conditions;

•	lack of access to adequate supplies of water to make snow and otherwise conduct our operations;

•	adverse events that occur during our peak operating periods;

•	our failure to achieve the expected benefits of our strategic alliance, real estate development, acquisition and other growth strategies;

•	Steamboat Ski & Resort’s dependence on contracted direct air service;

•	risks related to information technology;

•	our potential failure to maintain the integrity of our customer or employee data;

•	adverse consequences of ongoing legacy litigation or future legal claims;

•	our ability to monetize real estate assets;

•	a partial or complete loss of Alpine Helicopters Inc.’s services;

•	the effects of climate change on our business operations;

•	our ability to maintain effective internal control over financial reporting;

•	risks of foreign currency fluctuations which could reduce the U.S. dollar value of our Canadian earnings;

•
risks associated with the ownership of a majority of our outstanding common stock by entities managed or controlled by Fortress Investment Group, LLC, (collectively “Fortress”), including potential sales of shares held by Fortress, governance rights in our stockholders' agreement with Fortress and potential conflicts of interests;

•	our substantial leverage, which could adversely affect our ability to raise additional capital to support our growth strategy; and

•	our limited public float and therefore trading volume.

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

PART I

ITEM 1. BUSINESS.

Overview

We are a North American mountain resort, adventure, and real estate company, delivering distinctive vacation and travel experiences to our customers for over three decades. We wholly own and/or operate six four-season mountain resorts geographically diversified across North America’s major ski regions with approximately 8,000 skiable acres and over 1,120 acres of land available for real estate development. We also operate an adventure travel business, which includes Canadian Mountain Holidays (“CMH”), a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.0 million tenured acres. Additionally, we operate a comprehensive real estate business through which we manage condominium hotel properties and sell and market residential real estate.

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

Unless the context suggests otherwise, references in this document to the “Company”, “our”, “us”, or “we” refer to the Partnership and its consolidated subsidiaries prior to the consummation of the Restructuring, as defined in Part II- Item 8, Financial Statements and Supplementary Data, Note 1, "Formation and Business" under “Restructuring”, and to Intrawest Resorts Holdings, Inc. and its consolidated subsidiaries after the consummation of the restructuring transactions.

We operate our business through three segments: Mountain, Adventure and Real Estate.

Mountain Segment

The Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario, of which we owned a 50.0% equity interest for all relevant periods prior to our acquisition of the remaining 50.0% equity interest in September 2014. Our Mountain segment contributed 74.2%, 73.2% and 68.6% of total segment revenue for the years ended June 30, 2016, 2015 and 2014, respectively.

Steamboat Ski & Resort (operating since 1963) is located in the Colorado Rocky Mountains, 157 miles northwest of Denver, with access via direct flights from several major national airports including: New York, Los Angeles, Chicago, Houston, Atlanta, Minneapolis, Seattle, Dallas, San Francisco, and Washington D.C. The town of Steamboat Springs, Colorado, where Steamboat is located, has a strong heritage of winter sports, as evidenced by the 88 winter Olympians that have trained in the town. The resort features a combination of high-end customer services (such as a full service spa and fine dining restaurants), an 1880’s western atmosphere and some of the most consistent snowfall in the Rocky Mountain region. Known for its Champagne Powder® snow, the average snowfall at Steamboat is approximately 25% more than the historical Rocky Mountain regional resort average of 239 inches. Steamboat features 2,965 skiable acres and a maximum vertical drop of 3,668 feet.

Winter Park Resort (operating since 1939) is located in the Colorado Rocky Mountains, 67 miles west of Denver, and is one of the closest resorts to the Denver metropolitan area’s nearly 3.0 million residents. The resort, which is comprised of seven unique territories, including Winter Park Mountain, Mary Jane Mountain, Vasquez Cirque and Vasquez Ridge, is the longest operating mountain resort in Colorado. The resort offers more than 3,000 skiable acres, a maximum vertical drop of 3,060 feet, six terrain parks, and ‘‘world-class’’ mogul skiing, as described by Powder Magazine. Each summer, Winter Park transforms into a mountain biking destination, Mountain Bike Capital USA®, with one of the largest bike parks in the United States.

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

Blue Mountain Ski Resort (operating since 1941), of which we owned a 50.0% equity interest until our acquisition of the remaining 50.0% equity interest in September 2014, is located in Ontario, Canada, approximately 90 miles northwest of the Greater Toronto area’s approximately 6.0 million residents. With approximately 360 skiable acres and snowmaking on 93% of trails, Blue Mountain is the largest ski resort in Ontario and one of the most popular four-season resorts in Canada. Blue Mountain also operates year round conference centers and offers a suite of summer amenities, including an 18-hole golf course, an open-air gondola, a mountain coaster, an aerial adventure park, a mountain biking facility and a waterfront park.

Stratton Mountain Resort (operating since 1961) is located in Southern Vermont, approximately 220 miles north of New York City and approximately 150 miles northwest of Boston, whose metropolitan areas have a combined population of more than 24.5 million residents. Situated on one of the tallest peaks in New England, Stratton features a vertical drop of 2,003 feet and snowmaking on 93% of trails. Stratton’s summer amenities include 27 holes of golf, a 22-acre golf school and a sports and tennis complex. Winter and summer customers also enjoy Stratton’s pedestrian village. For the 2015/2016 ski season, Stratton remodeled the base lodge to modernize facilities, differentiate its food and beverage offerings and add capacity for 354 additional seats.

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

Competition

There are significant barriers to entry for new ski resort developments in North America resulting from the limited number of remaining suitable sites, the difficulty in obtaining necessary government permits and the significant capital required for development and construction. As such, no major ski resorts have been developed in North America in the past 30 years, with the last major resorts opened being Blackcomb Mountain and Beaver Creek in 1980 and Deer Valley in 1981.

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

Adventure Segment

The cornerstone of our Adventure segment is CMH, a leading heli-skiing adventure company in North America. CMH has been providing helicopter accessed skiing trips for more than 50 years and currently operates in the Purcell, Selkirk, Monashee and Cariboo mountains of eastern British Columbia from 11 lodges, nine of which we own. CMH’s operating area encompasses 3.0 million tenured acres of terrain granted under renewable 10 to 30-year licences from the government of British Columbia for helicopter accessed skiing, mountaineering, and hiking operations. CMH’s acreage amounts to more skiable terrain than all lift access mountain resorts in North America combined. Our Adventure segment contributed 18.4%, 16.6% and 20.0% of total segment revenue for the years ended June 30, 2016, 2015 and 2014, respectively.

The majority of CMH’s customers for the year ended June 30, 2016 were repeat customers. CMH’s client base is geographically diverse as, during the year ended June 30, 2016, 54% of its total customers came from North America, 35% came from Europe and 11% came from Australia, Asia and South America.

To support CMH’s skiing, guiding and hospitality operations, we own a modified fleet of 36 Bell helicopters and operate Alpine Aerotech L.P. ("Alpine Aerotech"), a platinum-certified Bell helicopter maintenance, repair and overhaul ("MRO") business. Alpine Aerotech is one of only 11 platinum-certified Bell helicopter MRO businesses in the world and, in addition to servicing our owned helicopters, the business caters to over 500 customers from around the world. We lease a majority of our fleet of helicopters to Alpine Helicopters Inc. ("Alpine Helicopters"), of which we own 20%, which in turn acts as the exclusive provider of helicopter services to CMH. In January 2013, we restructured the Alpine Helicopters business to bring it into compliance with Canadian foreign ownership regulations governing aviation flight services in Canada. Alpine Helicopters has been offering helicopter operations from bases across western Canada for over 50 years and has long-standing relationships with the British Columbia Ministry of Forests, the Alberta Forest Service and Parks Canada. Our integrated operating model enables us to scale the business and increase customer visits with limited reliance on third party providers, which we believe differentiates us from other heli-ski operations. In addition, by utilizing the same pilots each ski season, who have an average of over 7,000 hours of experience and who possess extensive knowledge of the terrain, we believe CMH is able to provide a more consistent high quality customer experience.

To more efficiently utilize our aircraft year round, during the summer months, our partially owned U.S. subsidiary, Eagle Helicopters Inc. ("Eagle Helicopters"), which operates under the name Kachina Aviation, provides fire suppression and other helicopter services under contracts with the U.S. Forest Service ("USFS"), the Bureau of Land Management ("BLM") and various State governments. We also lease aircraft to unaffiliated third parties.

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

Real Estate Segment

Our Real Estate segment is comprised of our real estate management, marketing and sales businesses, as well as our real estate development activities. Our Real Estate segment includes Intrawest Hospitality Management ("IHM"), which manages condominium hotel properties in Maui, Hawaii and in Mammoth Lakes, California, Playground, our residential real estate sales and marketing business, our 50.0% interest in Mammoth Hospitality Management L.L.C. ("MHM"), our 57.1% economic interest in Chateau M.T. Inc. ("Chateau"), and included Intrawest Resort Club Group ("IRCG"), a vacation club business, until we sold the business on January 29, 2016 (the "Disposition Date"). Our Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs. Our Real Estate segment contributed 7.5%, 10.2% and 11.4% of total segment revenue for the years ended June 30, 2016, 2015 and 2014, respectively.

IHM, our hospitality management business, was established in 1998 and is focused on providing management services to properties owned by third parties, including the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort at Mammoth Lakes, California.

Playground, our residential real estate sales and marketing business, was established as a stand-alone business in 2001. The Playground brand is used in certain resale and brokerage operations at our mountain resorts. As we develop the land surrounding our mountain resorts, we expect Playground to provide sales and marketing expertise for these properties. Through Playground, we managed the fractional condo sales process at the Four Seasons in Vail on behalf of a third party until June 2014.

Until the Disposition Date, we derived revenue from four core IRCG activities: selling vacation club points in Club Intrawest, an unaffiliated not-for-profit vacation club; providing financing for the purchase by consumers of vacation club points; managing Club Intrawest's nine properties; and running a private exchange company for Club Intrawest's members.

We own a significant amount of land available for development at our mountain resorts and, through our Real Estate segment, are focused on designing strategies for future development of this land in concert with planning for on-mountain and base village improvements.

Prior to 2010, we were actively engaged in the development of resort real estate. In late 2009, in light of the then-existing poor economic environment for real estate, we ceased new development activities and substantially reduced our related administrative overhead. As a result of our prior development activities, we accumulated a portfolio of core development parcels surrounding the bases of our Steamboat, Winter Park, Tremblant, Stratton and Snowshoe resorts, which we believe will provide us with the ability to increase our revenue through the potential future development of this land. We currently own core entitled land surrounding the base of our resorts totaling more than 1,120 acres, much of which is located adjacent or proximate to the ski trails at our resorts, including ski-in and ski-out parcels.

Finally, we have a 57.1% economic ownership interest in Chateau, which owns a hotel and conference center in Mont-Tremblant, Quebec that is managed by Fairmont. We also have a 50.0% economic interest in MHM, which runs the hospitality and lodging operations at Mammoth Mountain in California.

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

•
remaining non-core operations, including non-core retail revenue, MMSA Investors, LLC and Mammoth Resorts LLC (together with MMSA Investors, LLC, collectively referred to herein as the "Mammoth family of resorts").

We disposed of legacy real estate assets and non-core operations during the years ended June 30, 2015 and 2014. In addition, we recognized an impairment loss of $0.6 million on the carrying value of our legacy real estate portfolio during the year ended June 30, 2014. There were no comparable charges in fiscal 2015 or 2016. We divested all of our legacy real estate as of June 30, 2015.

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

We incur additional costs that we do not allocate to our segments because they relate to items that management does not believe are representative of the underlying performance of our ongoing operations. These include items such as non-cash compensation and restructuring costs.

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

In an effort to partially counterbalance the concentration of revenue in the winter months, we offer non-ski season attractions at our mountain resorts during the summer months, such as lift accessed sightseeing, mountain biking, guided hiking, mountain coasters and other recreational activities. We also operate golf courses at Stratton, Tremblant, Snowshoe and Blue Mountain. These activities help attract destination conference and group business to our mountain resorts. Similarly, CMH offers helicopter accessed hiking and mountaineering adventures during the summer months.

During seasonally slow times, we control operating costs by reducing operating hours and, in the case of CMH, closing a majority of our lodges. We also lease out a number of the helicopters from our aviation business for fire suppression activities. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

The following table contains selected unaudited segment information for each quarter in the years ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Mountain revenue	$36,781	$255,357	$79,436	$49,758
Adventure revenue	18,939	48,835	12,368	24,263
Real Estate revenue	9,245	9,973	11,403	11,812
Total segment revenue	$64,965	$314,165	$103,207	$85,833

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Mountain revenue	$36,869	$258,092	$94,655	$36,313
Adventure revenue	19,362	44,579	10,244	22,614
Real Estate revenue	11,416	17,635	15,152	15,071
Total segment revenue	$67,647	$320,306	$120,051	$73,998

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Mountain Adjusted EBITDA	$(26,447)	$136,704	$(5,136)	$(20,787)
Adventure Adjusted EBITDA	(471)	21,246	(3,489)	4,860
Real Estate Adjusted EBITDA	(191)	3,346	1,697	1,773
Total Adjusted EBITDA	$(27,109)	$161,296	$(6,928)	$(14,154)

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Mountain Adjusted EBITDA	$(25,222)	$135,721	$2,467	$(23,994)
Adventure Adjusted EBITDA	538	15,449	(4,817)	2,135
Real Estate Adjusted EBITDA	966	5,221	2,489	1,747
Total Adjusted EBITDA	$(23,718)	$156,391	$139	$(20,112)

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

Steamboat operates under a SUP for the use of 3,740 acres that expires on June 30, 2047. Steamboat also operates on 245 acres that it owns, essentially comprising the lower portion of the ski mountain. Winter Park operates under a SUP for the use of approximately 7,555 acres that expires on April 29, 2056.

Each SUP contains a number of requirements, including that we indemnify the USFS from third-party claims arising out of our operations under the SUP and that we comply with applicable federal laws, such as those relating to water quality and endangered or threatened species.

For use of the SUPs, we pay a fee to the USFS. The fee for Steamboat and Winter Park is calculated as a percentage of sales occurring on USFS land and ranges between 1.5% and 4.0% of such sales. The SUPs may be amended by us or by the USFS to change the permit area or permitted uses. The USFS may amend a SUP if the USFS determines that such amendment is in the public interest. While the USFS is required to seek our consent to any amendment, an amendment may be finalized over our objection. Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act (“NEPA”), both of which are discussed below.

The USFS can also terminate a SUP if it determines that termination is required in the public interest. However, to our knowledge, no SUP has ever been terminated by the USFS over the opposition of the permitee.

Master Development Plans

All improvements that we propose to make on National Forest lands under any of our SUPs must be included in a Master Development Plan (“MDP”). MDPs describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare MDPs, which set forth a conceptual overview of all potential projects at each resort. The MDPs are reviewed by the USFS for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the USFS. Notwithstanding acceptance by the USFS of the conceptual MDPs, individual projects still require separate applications to be submitted evidencing compliance with NEPA and other applicable laws before the USFS will approve such projects. We update or amend our MDPs for Steamboat and Winter Park on an as needed basis or as required under the terms of the SUPs. Our current MDPs at Steamboat and Winter Park have been accepted by the USFS for expansion of our total skiable acres at those ski areas, subject to approval of individual applications for each project under NEPA and other applicable laws.

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

In each study, the USFS is required to analyze alternatives to the proposed action, including not taking the proposed action, as well as impacts that may be unavoidable. Following completion of the study, the USFS may decide not to approve the proposed action or may decide to approve an alternative action. Completion of the NEPA process does not guarantee that a project will be built.

Projects may also be completed under NEPA absent an EIS or an EA if they are eligible under a Categorical Exclusion (“Cat Ex”). Cat Ex projects consist of those projects that are not expected to have a significant environmental impact. The USFS has a list of Cat Ex projects, and some projects at Steamboat and Winter Park are eligible to be completed under a Cat Ex.

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

Non-potable water for snowmaking, golf course irrigation, and landscaping is sourced through a pipeline that connects the resort to Nottawasaga Bay, Georgian Bay and is supplied under a Permit to Take Water (PTTW), issued by the Ministry of the Environment. Permits and/or agreements with the Ministry of Transportation and Grey County permit us to locate our watermain under their respective road allowances. Blue Mountain’s water supply system also includes a water intake pipe and pumphouse located on lands owned by the municipality in which Blue Mountain has a 30-year lease agreement that expires on May 31, 2024 (with a 30-year renewal option).

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

At our mountain resorts in Colorado, we own or have ownership or leasehold interests in water rights individually or through stock ownership in ditch and reservoir companies, groundwater wells and other sources. The primary source of snowmaking water for Steamboat is the Yampa River, in which we have adjudicated absolute water rights granting us access to water in accordance with those rights. The primary water source for Winter Park’s snowmaking operations is the Vasquez Canal, which is part of the Denver Water Moffat Collection System located, in part, on the ski area, and owned and operated by the Water Department of the City and County of Denver (“Denver Water”). Through our leasehold interest in water rights obtained by acquisition of shares in the Clinton Ditch and Reservoir Company at its formation in 1992 and our subsequent agreements with other water users in the region, we obtained the right to use water from the Denver Water canal in sufficient amounts to support our snowmaking operations at Winter Park. At both of our Colorado resorts, base area water is obtained through municipal suppliers and on-mountain water needs are satisfied primarily from on-mountain wells for which adequate water rights are owned or obtained through leasehold arrangements. We believe we have rights to sufficient quantities of water for the operation of our mountain resorts for the foreseeable future.

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

Intellectual Property

To protect the Company and our resorts as branded businesses with strong name recognition, we have registered trademarks in the United States, Canada and internationally. We also rely on a combination of trademark licenses and other contracts, both as licensee and licensor of third party trademarks, as well as common law trademark and trade name rights. Third party policies governing reporting of unauthorized use of trademarks also assist in the protection of our trademark rights. The duration of our trademark registrations varies from country to country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken, including sending demand letters and taking actions against third parties, may not prevent unauthorized use by others in all instances. The failure to adequately build, maintain and enforce our trademark portfolio could impair the strength of our brands.

Employees

Given the seasonal nature of our business, the number of people that we employ varies considerably throughout the fiscal year. We employ significantly more people during the peak ski season than during the summer season. During the peak 2015/2016 ski season, we had approximately 10,900 employees, approximately 2,850 of whom were employed on a full-time basis. As of June 30, 2016, we had approximately 5,350 employees, approximately 2,850 of whom were employed on a full-time basis.

As of June 30, 2016, approximately 200 of Tremblant’s year-round employees and the majority of its additional seasonal employees were members of the union Le Syndicat Des Travailleurs(euses) de La Station du Mont Tremblant (CSN). The current contract with the union was recently renegotiated and a five-year agreement was signed in January 2016, and is set to expire in October 2020. In addition, approximately 70 ski patrol employees at Steamboat are members of the Communication Workers of America / Steamboat Professional Ski Patrol Association. In December 2015, the parties approved a new contract with the union, which expired on September 1, 2016. We are currently negotiating a new contract with the union and do not believe it will have a significant impact on our operations at Steamboat during the upcoming 2016/2017 ski season. Other than as noted above, none of our employees are covered by a collective bargaining agreement.

We consider our relations with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Part II- Item 8, Financial Statements and Supplementary Data, Note 17, "Segment Information".

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

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, amendments, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the

SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on the investor relations section of our website at http://ir.intrawest.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on or accessible through our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

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

If economic conditions in the United States and Canada or elsewhere in the world were to weaken, including high unemployment and erosion of consumer confidence, it could have a material adverse effect on our industry. We provide skiing and mountain adventure experiences with a relatively high cost of participation. An economic downturn or weak economic conditions generally could reduce consumer spending on recreational activities, resulting in declines in visits to, and spending at, our mountain resorts and CMH, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, we may be unable to increase the price of our lift products or other offerings during an economic downturn despite our history of being successful in raising such prices under a variety of economic conditions.

Leisure and business travel are particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military conflicts, outbreaks of contagious diseases and the cost and availability of travel options.

Our business is sensitive to the willingness of our guests to travel. Acts of terrorism, the spread of contagious diseases, political events and developments in military conflicts in areas of the world from which we draw our guests could depress the public's propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our resorts and have an adverse effect on our results of operations and cash flows. Many of our guests travel by air and the impact of higher prices for commercial airline services and availability of air services could cause a decrease in visitation to our resorts. A significant portion of our guests also travel by vehicle and higher gasoline prices could adversely impact our guests' willingness to travel to our resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our resorts and could negatively impact our revenue, particularly for ancillary services.

Our industry is vulnerable to lack of adequate snowfall or unseasonable weather conditions.

The ability to attract winter customers to mountain resorts is influenced by adequate snowfall and weather conditions. Warm weather may result in rain, snow melt and inadequate natural snowfall and may render snowmaking wholly or partially ineffective in maintaining skiing conditions. For example, the Eastern United States 2015/2016 ski season was marked by some of the warmest temperatures in the past 100 years and we experienced a decline in skier visits during the 2015/2016 ski season compared to prior years. Conversely, extreme weather conditions may adversely affect the customer experience or result in lift closures and may also make it difficult for customers to access mountain resorts. The early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall ski season, including advance sales of season passes and frequency pass products at our mountain resorts. Although helicopter accessed skiing is less susceptible to customer fluctuations due to weather conditions than our mountain resorts, as most helicopter accessed skiing customers book their visits significantly in advance of the ski season, CMH remains susceptible to risks related to inclement weather because we provide customers with credits, which may be used during future seasons, if weather conditions prevent customers from reaching the guaranteed amount of vertical feet of skiing. As a result, inclement weather at our CMH sites during any given ski season may materially adversely affect our CMH results of operations. In addition, unseasonable weather or rain can adversely affect summer visits to our mountain resorts and helicopter accessed hiking sites.

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

Depending on how peak holidays and weekends fall on the calendar, in any given year we may have more or fewer peak holidays and weekends in any given fiscal quarter compared to prior years, with a corresponding difference in a preceding or subsequent fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our quarterly results of operations from one fiscal year to the next.

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

There is a risk of accidents occurring at our mountain resorts or competing mountain resorts, which may reduce visitation and negatively impact our operations.

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

Our operations are heavily dependent upon our access to adequate supplies of water to make snow and otherwise conduct our operations. Availability of adequate supplies of water depends on the existence of adequate water rights as well as physical delivery of the water when and where it is needed. Additionally, our mountain resorts are subject to federal, state, provincial and local laws and regulations relating to water rights. Changes in these laws and regulations may adversely affect our operations. In addition, drought conditions may adversely affect our water supply. At our mountain resorts in Colorado, we own or have ownership or leasehold interests in water rights individually or through stock ownership in ditch and reservoir companies, groundwater wells and other sources, and the availability of water through these sources is subject to change.  In addition, in recent years the USFS had sought to obtain ownership of certain water rights owned by ski resorts located on USFS land. However, on December 23, 2015, following significant opposition by ski areas, the USFS issued a Final Directive abandoning this position and approving new ski area permit terms that do not require ski resorts to transfer water rights to the federal government as a condition of operating on public land, but focus instead on requiring ski areas to, among other things, (i) demonstrate that they have sufficient water to sustain their operations (which Winter Park has established and we expect Steamboat to also establish) and (ii) offer their water rights of whatever kind they may have to a proposed successor operator of the ski area. This new water provision is included in a new Special Use Permit that was issued for the Winter Park resort on April 28, 2016 and is expected to be included in all other ski area special use permits for use of National Forest lands in the future. Notwithstanding the foregoing, USFS policies are subject to review and change over time, and a significant change in law or policy, or actions by permit administrators under the current policy, that interfere with our access to adequate supplies of water to support our current operations or an expansion of our operations could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We face significant competition.

Our mountain resorts directly compete with other resorts in their respective local and regional markets, as well as with other major destination resorts and non-ski vacation options. We also compete with other large resort operators for the sale of multi-mountain passes. Competition within the ski resort industry is based on multiple factors, including location, price, weather conditions, the uniqueness and perceived quality of the terrain for various levels of skill and ability, the atmosphere of the base village, the quality of food and entertainment and ease of travel to the resort (including direct flights by major airlines). In our Adventure segment, we face competition from heli-skiing and snowcat operators in Canada and the United States. Our ancillary aviation businesses face increasing competition from small independent operators that have certain advantages, including an ability to bid on certain government contracts that are allocated to small businesses. Within our Real Estate segment, our managed properties compete with rental management companies, locally-owned independent hotels, as well as facilities and timeshare companies that are owned or managed by national and international chains. These properties also compete for convention and conference business across the North American market. Competition within the hotel and lodging industry is generally based on quality and consistency of rooms, restaurants and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Our competitors may have access to greater financial, marketing and other resources and may have access to financing on more attractive terms than us. As a result, they may be able to devote more resources to improving and marketing their offerings or more readily take advantage of acquisitions or other opportunities. If we are unable to compete successfully, our business, prospects, financial condition, results of operations and cash flows will be materially adversely affected.

We are not the sole property manager at our resorts.

We manage a significant portion of the lodging rooms available at our resorts and manage rental properties. We cannot require individuals who purchased condominiums in our U.S. developments to use our rental management services and, in recent years, third-party services that assist condominium owners in leasing their units without our involvement have become more prevalent. As a result, we have experienced a decline in the number of condominium owners using our rental management services.

In addition, since we are not involved in transactions where the condominium owner uses a third-party manager, we are unable to control the quality of the leased units or the customer experience. If customers are unsatisfied, the reputation of the entire development, including units we manage, may be harmed, as most customers do not distinguish between units managed by us and units managed by third parties. If a development’s reputation for a positive customer experience deteriorates, it may become more challenging for us to attract customers to these developments. A decline in customers at a development located at one of our mountain resorts may also lead to a decline in revenue throughout the resort’s business.

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

Our operations are subject to a variety of federal, state, provincial and local laws and regulations, including those relating to lift operations, emissions to the air, discharges to water, storage, treatment and disposal of fuel, water and waste, land use, remediation of contaminated sites and protection of the environment, natural resources and wildlife. For example, future expansions of certain of our U.S. mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA. The NEPA requires the Forest Service, or other governmental entities, to study any proposal for potential environmental impacts and include various alternatives in its analysis. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

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

Our future strategic alliance, acquisitions or other growth opportunities may not be successful.

We evaluate strategic alliance and acquisition opportunities both domestically and internationally where the opportunity would provide a strategic fit within our existing portfolio of businesses and we may actively pursue such opportunities from time to time, some of which could be significant. In addition, we intend to evaluate “capital light” opportunities, such as managing third-party resort assets and entering into real estate development partnerships. We cannot predict whether we will realize all of the anticipated benefits and synergies from businesses we acquire. We may also underestimate the resources and costs required to integrate acquired operations and we may be unable to predict the impact any acquisition will have on our future results of operations. The integration process is inherently unpredictable and subject to delay and unexpected costs.

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

Steamboat is highly dependent on contracted direct air service from major hub airports.

A significant portion of Steamboat’s destination customers fly directly from large hub airports to the Yampa Valley Regional Airport, which is approximately 25 miles from the resort. Each ski season, we enter into agreements with major airlines to fly these routes and provide the airlines with subsidies if passenger volume falls below certain pre-established levels. If the routes prove unprofitable to the airlines and any of these airlines decides to stop service to this airport, Steamboat’s skier visits could be materially adversely affected.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of information technology and systems, including technology and systems used for reservations, point of sale, e-commerce, accounting, procurement, administration and technologies we make available to our customers. We are currently in the process of updating or replacing many of these systems. Delays or difficulties in implementing these new or enhanced systems may prevent us from achieving the desired results in a timely manner or at all. Additionally, we may face attempts by others to gain unauthorized access through the Internet to our information technology and systems, to intentionally hack, interfere with or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we may be unable to prevent. We could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. We have experienced minor outages in the past. Any future interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and could decrease the quality of service that we offer to our customers.

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

Failure to maintain the integrity of customer or employee data or to use data properly could result in damage to our reputation and subject us to fines, penalties and civil liability.

We collect and store personally identifiable information from customers and employees in the course of doing business and use it for a variety of business purposes, including marketing to our customers through various forms of media. State, provincial and federal governments have enacted laws and regulations to protect consumers and employees against unwanted communications and identity theft, including laws governing treatment of personally identifiable information. The regulatory environment and increased threats to the data we store has increased our costs of doing business. Additionally, the regulatory environment, as well as the requirements imposed on us by the payment card industry, governing information, security and privacy laws are increasingly demanding and continue to evolve and, on occasion, may be inconsistent from one jurisdiction to another. Any failure on our part to implement appropriate safeguards or to detect and provide prompt notice of breaches or unauthorized access as required by applicable laws, or failure on our part to comply with applicable laws regarding consent to consumer communications, could result in damage to our reputation, early termination of our contracts, increased processing fees, litigation or regulatory investigations, or subject us to fines, penalties and civil liabilities. If we are required to pay any significant amounts in satisfaction of claims under these laws, or if we are forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

Despite our efforts, information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. In recent years, there has been a rise in the number of sophisticated cyber-attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. Although we have taken, and continue to take steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system interruption, security breach or unauthorized access will not occur. Any such interruption, breach or unauthorized access to our network or systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

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

We present our financial statements in United States dollars ("USD"). Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses are transacted in Canadian dollars. During fiscal 2016, total Canadian dollar denominated revenue comprised approximately 41% of our total revenue. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into United States dollars. See Part II-Item 7A., Quantitative and Qualitative Disclosures About Market Risk, "Foreign Currency Fluctuations".

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

If we do not retain our key personnel, our business may suffer.

The success of our business is heavily dependent on the leadership of key management personnel, including our senior executive officers. If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed. We do not maintain “key-man” life insurance on any of our employees.

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

We are subject to various federal, state and provincial laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. Changes to any of these laws, including, but not limited to, further potential increases in state and federally mandated minimum wages, could significantly impact our labor costs. Our operations in Canada are also subject to laws that may require us to make severance or other payments to employees upon their termination.

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

We own non-controlling interests in several entities, as well as a controlling 20% interest in Alpine Helicopters. From time to time we may need to contribute capital to one or more of these entities to preserve the value of our investment or for other reasons. Historically, we have made contributions to entities in which we own a minority interest and may make additional contributions in future periods. In addition, from time to time we contribute funds to legacy development partnerships to defend claims against those entities to avoid having default judgments entered which could then potentially be asserted against us. In fiscal 2016, we contributed $0.6 million to these legacy development partnerships. These contributions reduce our cash available for operations and growth initiatives.

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

As of June 30, 2016, we had underfunded pension plan liabilities in frozen pension plans in the amount of $33.6 million. Significant changes in the market values of the investments held to fund the pension obligations or a change in the discount rate used to measure these pension obligations may result in a significant increase or decrease in the valuation of these pension obligations, and these changes may affect the net periodic pension cost in the year the change is made and in subsequent years. We may not generate sufficient cash flow to satisfy these obligations. Any inability to satisfy these pension obligations could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

In addition, Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), contain rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an “ownership change” to utilize its net operating losses and certain other tax attributes existing as of the date of such ownership change. Under these rules, such an ownership change is generally an increase in ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, of more than 50% of a company’s stock, directly or indirectly, within a rolling three-year period. If we undergo one or more ownership changes within the meaning of Section 382 of the Code, or if one has already occurred, our net operating losses and certain other tax attributes existing as of the date of each ownership change may be unavailable, in whole or in part, to offset our income and/or reduce or defer our future taxable income associated with our operations, which could have a negative effect on our financial results. While we believe that we have not undergone such an ownership change as of the date hereof, because such an event is outside of our control, no assurance can be given that an ownership change has not already occurred or that future transactions will not result in an ownership change. Any future offerings of equity securities by us or sales of common stock by entities managed or controlled by Fortress Investment Group, LLC (collectively “Fortress”) would increase the likelihood that we undergo an “ownership change” within the meaning of Section 382 of the Code. If an ownership change occurs, the annual utilization of our net operating loss carryforwards and certain other tax attributes may be materially and adversely affected. Our ability to raise future capital by issuing common stock without causing an ownership change may be materially limited.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We are also required, under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we fail to fully implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Our Organization and Capital Structure

Ownership of our common stock is highly concentrated and Fortress maintains a right to nominate up to a majority, plus two, of our directors, which may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Fortress beneficially owns approximately 68.0% of our outstanding common stock. As a result, Fortress will beneficially own shares sufficient for the majority vote over all matters requiring a stockholder vote, including:

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

We are a party to various joint purchasing agreements with Fortress that enable us to purchase some goods and services used in the normal course of business at reduced or discounted rates. If we were to undergo an ownership change, it may cause us to need to renegotiate purchasing agreements that may result in increased prices on goods and services acquired.

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

Our credit agreement contains, and documents governing our future indebtedness may contain, numerous covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, pay dividends and make other distributions and restricted payments, make certain loans, acquisitions and other investments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, reinvest the proceeds from certain asset sales, amend or otherwise alter the terms of our subordinated indebtedness and create liens. Our credit agreement also requires, and documents governing our future indebtedness may require, us or our subsidiaries to meet certain financial ratios and tests in order to incur certain additional debt, make certain loans, acquisitions or other investments, reinvest the proceeds from certain asset sales, or pay dividends or make other distributions or restricted payments. Our ability and the ability of our subsidiaries to comply with these and other provisions of our debt agreements are dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any of these financial ratios and tests could result in an event of default under the applicable debt agreement, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. In addition, variable rate indebtedness, which represents approximately 99.8% of our total outstanding debt, subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

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

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited;

•	we may be required to repay our indebtedness from the proceeds of certain asset sales, rather than reinvesting the proceeds;

•	certain of our borrowings are at variable rates of interest, which increase our vulnerability to increases in interest rates;

•	we will be at a competitive disadvantage to lesser leveraged competitors;

•	we may be unable to adjust rapidly to changing market conditions;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations; and

•	we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

As of September 2, 2016, there were 39,770,271 shares of our common stock outstanding. All of our issued and outstanding shares are freely tradable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”). Approximately 27,038,250 shares, or 68.0% of our outstanding shares, are held by affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

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

•	additions or departures of key personnel;

•	future sales of our securities;

•	our limited public float and therefore trading volume;

•	other risk factors discussed herein; and

•	other unforeseen events.

Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table summarizes our principal properties. We also own additional parcels of real estate at certain of these properties.

Location		Owned		Permit/Leased	Segment
Denver Colorado, United States			●	Office space (corporate head office)	Our corporate office is used across all segments.
Steamboat Colorado, United States	●	272 acres, including resort operations and undeveloped land	●	3,740 acres, including skiable terrain, rental/retail outlets and undeveloped land (1)	These properties are used across the Mountain and Real Estate segments in complementary and interdependent ways.
Winter Park Colorado, United States	●	81 acres, including undeveloped land and rental/retail outlets	●	7,555 acres, including skiable terrain, rental/retail outlets and undeveloped land (1)(2)	These properties are used across the Mountain and Real Estate segments in complementary and interdependent ways.
Tremblant Quebec, Canada	●	1,400 acres, including resort operations, skiable terrain, rental/retail outlets, village areas and two golf courses	●	4,987 acres, including skiable terrain and undeveloped land (3)	These properties are used across the Mountain and Real Estate segments in complementary and interdependent ways.
Blue Mountain Ontario, Canada	●	633 acres, including resort operations, skiable terrain, rental/retail outlets and one golf course	●	320 acres, including skiable terrain, retail space and a pumphouse (4)	Mountain
Stratton Vermont, United States	●	3,700 acres, including resort operations, skiable terrain, rental/retail outlets and undeveloped land			These properties are used across the Mountain and Real Estate segments in complementary and interdependent ways.
Snowshoe West Virginia, United States	●	11,000 acres, including resort operations, skiable terrain, rental/retail outlets and undeveloped land			These properties are used across the Mountain and Real Estate segments in complementary and interdependent ways.
Columbia Mountains British Columbia, Canada			●	3.0 million acres of terrain for helicopter accessed skiing, mountaineering and hiking operations (5)	Adventure

(1)    See Part I- Item 1, Business, "Government Regulation and Environmental, Health and Safety--United States--Steamboat and Winter Park"
(2)    See "Winter Park Operations".
(3)    See "Tremblant Operations".
(4)    See "Blue Mountain Operations".
(5)    See "CMH Operations".

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

Tremblant Operations

A portion of Tremblant’s lifts and trails, and some of its buildings, are located on land leased to our subsidiary, Mont Tremblant Resorts and Company, LP (“Tremblant LP”), by the Province of Quebec under a ski area agreement that expires in 2051 (the “Ski Area Agreement”). Pursuant to the Ski Area Agreement, Tremblant LP pays a nominal lease payment annually. These payments may be adjusted annually for changes in the Consumer Price Index. The Ski Area Agreement contains ongoing covenants on the part of Tremblant LP, including a requirement that Tremblant LP comply with all applicable laws. Pursuant to the Ski Area Agreement, Tremblant LP has also agreed to indemnify the provincial government from third-party claims arising out of Tremblant LP’s operations under the Ski Area Agreement. The Ski Area Agreement may be amended by mutual agreement between Tremblant LP and the provincial government to change the applicable ski area or permitted uses. Tremblant LP must submit to the provincial government for those areas under lease a capital investment program each year as well as a master development plan every five years.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "SNOW" since January 31, 2014. Prior to that time, there was no public market for our stock. As of September 2, 2016, the closing price of our common stock was $14.85 per share as reported on the NYSE. The following table sets forth, for the indicated periods, the high and low sales prices per share for our common stock on the NYSE.

	High	Low
Year ended June 30, 2016
First Quarter	$12.07	$8.38
Second Quarter	$10.24	$7.81
Third Quarter	$9.37	$6.95
Fourth Quarter	$13.06	$8.23

Year ended June 30, 2015
First Quarter	$12.00	$9.53
Second Quarter	$12.14	$8.86
Third Quarter	$12.15	$8.25
Fourth Quarter	$12.75	$8.59

Holders of Record

As of September 2, 2016, there were 6 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

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

The following graph shows a comparison from January 31, 2014 (the date our common stock commenced trading on the NYSE) through June 30, 2016 of the cumulative total return for our common stock, the Russell 2000 Index and the Dow Jones U.S. Travel and Leisure Index ("DJ US Travel & Leisure Index"). The graph assumes that $100 was invested at the market close on January 31, 2014 in the common stock of the Company, the Russell 2000 Index and the DJ US Travel & Leisure Index and the data for the comparative indices assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicativeof future stock price performance.

Comparison of Cumulative Total Return
$130
$115
$100
$85
$70
$55
Jan-14
Apr-14
Jul-14
Oct-14
Jan-15
Apr-15
Jul-15
Oct-15
Jan-16
Apr-16
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

	Year Ended June 30,
	2016	2015	2014	2013	2012

Statement of Operations Data:
Revenue:
Mountain
Lift	$179,841	$182,286	$151,490	$146,194	$133,287
Lodging	60,129	57,814	42,294	41,982	39,380
Ski School	30,974	33,086	28,943	27,042	24,669
Retail and Rental	51,984	56,125	45,214	44,385	40,208
Food and Beverage	57,234	56,726	46,335	43,711	38,464
Other	41,170	39,892	36,587	35,186	34,024
Total Mountain revenue	421,332	425,929	350,863	338,500	310,032
Adventure	104,405	96,799	102,070	112,556	105,929
Real estate	42,433	59,274	58,530	64,726	61,439
Total segment revenue	568,170	582,002	511,463	515,782	477,400
Legacy, non-core, and other (1)	2,742	5,587	13,790	7,056	31,747
Total revenue	570,912	587,589	525,253	522,838	509,147
Operating expenses	474,453	492,917	452,202	446,274	449,620
Depreciation and amortization	60,123	59,076	55,413	59,582	57,655
(Gain) on sale of Intrawest Resort Club Group (2)	(40,401)	—	—	—	—
(Gain) loss on disposal of assets	(1,926)	(2,280)	267	12,448	9,443
Impairment of real estate and long-lived assets	—	—	871	1,195	8,919
Goodwill impairment	—	—	—	—	3,575
Loss on remeasurement of equity method investment	—	1,454	—	—	—
Income (loss) from operations	78,663	36,422	16,500	3,339	(20,065)
Interest income	2,863	4,185	4,728	6,630	7,467
Interest expense on third party debt	(40,377)	(43,891)	(53,004)	(99,629)	(136,344)
Interest expense on notes payable to affiliates	—	—	(119,858)	(236,598)	(195,842)
Earnings (loss) from equity method investments	1,933	(3,810)	(271)	(5,147)	538
Gain on disposal of equity method investments (3)	—	—	—	18,923	—
Loss on extinguishment of debt	—	(676)	(35,480)	(11,152)	—
Other income (expense), net (4)	1,757	(1,231)	(986)	1,824	1,021
Income (loss) from operations before income taxes	44,839	(9,001)	(188,371)	(321,810)	(343,225)
Income tax expense (benefit)	1,773	(3,902)	677	(23,616)	(5,836)
Net income (loss)	43,066	(5,099)	(189,048)	(298,194)	(337,389)
Income (loss) attributable to noncontrolling interest	2,193	1,821	369	(757)	—
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$40,873	$(6,920)	$(189,417)	$(297,437)	$(337,389)

Weighted average shares of common stock outstanding:
Basic	43,236	45,099	43,132	41,882	41,882
Diluted	43,270	45,099	43,132	41,882	41,882
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic income (loss) per share	$0.95	$(0.15)	$(4.39)	$(7.10)	$(8.06)
Diluted income (loss) per share	$0.94	$(0.15)	$(4.39)	$(7.10)	$(8.06)

Key Business Metrics Evaluated by Management:

Skier Visits (5)	3,606,394	4,192,492	3,412,141	3,146,119	2,758,970
Mountain Segment Revenue Per Visit (6)	$94.92	$86.03	$87.27	$90.88	$93.53
ETP (7)	$48.18	$42.21	$43.03	$44.84	$46.57

Balance Sheet Data (8):
Cash and cash equivalents	$107,066	$90,580	$56,020	$59,775	$46,908
Real estate held for development	$137,283	$139,951	$149,716	$161,670	$175,508

Total assets	$1,037,805	$1,094,995	$1,096,045	$1,104,086	$1,338,428
Third party long-term debt (including current portion) (9)	$576,198	$612,943	$560,034	$568,957	$732,439
Notes payable to affiliates (including current portion)	$—	$—	$—	$1,356,604	$1,105,900
Total long-term debt (including current portion)	$576,198	$612,943	$560,034	$1,925,561	$1,838,339

(1)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, divested non-core operations, and non-core retail revenue.

(2)
In January 2016, we sold IRCG and recorded a $40.4 million gain on the disposition, see Part II- Item 8, Financial Statements and Supplementary Data, Note 3, “Acquisitions and Dispositions” under "IRCG Transaction".

(3)	In December 2012, we sold our investment in Whistler Holdings and recorded a $17.9 million gain related to this disposition.

(4)
Other income (expense), net, primarily includes gains or losses on currency rate fluctuations and other non-operating expenses that management does not believe are representative of the underlying performance of our ongoing operations.

(5)
A Skier Visit represents an individual’s use of a paid or complimentary ticket, frequency product or season pass to ski or snowboard at our Steamboat, Winter Park, Tremblant, Stratton, Snowshoe and Blue Mountain resorts for any part of one day.

(6)	Mountain Segment Revenue Per Visit is defined as total Mountain revenue recorded during the ski season from November 1st to April 30th divided by total Skier Visits during such period.

(7)	Effective ticket price ("ETP") is calculated by dividing lift revenue from November 1st to April 30th by total Skier Visits.

(8)	Balance sheet data for the years ended June 30, 2015, 2014, 2013 and 2012 were revised to present the assets and liabilities related to the disposition of IRCG as assets held for sale.

(9)	Includes capital lease obligations due within one year and long-term capital lease obligations.

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

Overview

We are a North American mountain resort, adventure, and real estate company, delivering distinctive vacation and travel experiences to our customers for over three decades. We wholly own and/or operate six four-season mountain resorts with approximately 8,000 skiable acres and over 1,120 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains and Canada. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports, including: New York City, Boston, Washington D.C., Denver, Pittsburgh, Montreal and Toronto. We also operate an adventure travel business, which includes CMH, a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.0 million tenured acres. Additionally, we operate a comprehensive real estate business through which we manage condominium hotel properties and sell and market residential real estate.

Our three segments are as follows:

•
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat, Winter Park, Tremblant, Stratton, Snowshoe and Blue Mountain. Our Mountain segment included our 50.0% equity interest in Blue Mountain prior to our acquisition (the "Blue Mountain Acquisition") of the remaining 50.0% equity interest in Blue Mountain on September 19, 2014 (the "Acquisition Date").

•
Adventure: Our Adventure segment is comprised of CMH, which provides helicopter accessed skiing, mountaineering and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing, and helicopter maintenance, repair and overhaul ("MRO") services to third parties.

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. Our Real Estate segment includes Intrawest Hospitality Management, Inc. ("IHM"), which manages condominium hotel properties, Playground, our residential real estate sales and marketing business, our 50.0% interest in MHM, our 57.1% economic interest in Chateau, and included Intrawest Resort Club Group ("IRCG"), a vacation club business, until the Disposition Date. Our Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs.

In addition to our segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Recent Transactions

Amendment to Credit Agreement

On April 8, 2016, we and certain of our subsidiaries that guarantee our Senior Debt (as defined below) executed the fourth amendment (the "Fourth Amendment") to our existing Credit Agreement, dated as of December 9, 2013 (the "Credit Agreement"). All capitalized terms used in connection with the discussion of the Fourth Amendment but which are not herein defined have the meaning assigned to them in the Credit Agreement and/or the Fourth Amendment. The Fourth Amendment, among other items, increased the applicable margins for base rate loans and Euro dollar rate loans under our facility (the "Term Loan") from 2.75% to 3.00% and from 3.75% to 4.00%, respectively. Additionally, solely for purposes of calculating the permissible amount of Incremental Term Loan borrowings, the amount of Unrestricted Cash to be deducted from our Total Secured Debt was reduced to amounts in excess of $65.0 million, instead of amounts in excess of $40.0 million.
The Fourth Amendment also modified the former requirement that the Net Cash Proceeds from any disposition of our property be used solely to reinvest in assets useful in our business or to repay the amounts due under the Term Loan so that the Net Cash Proceeds received from the sale of certain specified assets may now also be used by us for other purposes, including for Restricted Payments, subject to the satisfaction of certain conditions described therein.
Additionally, the Fourth Amendment amended Section 6.1 of the Credit Agreement by deleting the provision thereto in its entirety that provided that we were not subject to the financial covenant defined therein when the outstanding amount of the Revolving Loans plus the Swing Line Loans plus the Revolving Facility Letter of Credit Usage was less than 30% of the aggregate Revolving Commitments. Pursuant to the Fourth Amendment, we will now be subject to the financial covenant defined therein on the last day of each Test Period.
The Fourth Amendment also revised the definition of “Permitted Acquisition” so that, after an acquisition, instead of requiring Pro Forma Compliance with a Total Secured Debt Ratio of 5.50:1:00 or a ratio that is no higher than before the Permitted Acquisition, the Credit Agreement, as amended by the Fourth Amendment, now requires Pro Forma Compliance with a Total Gross Debt Leverage Ratio of 5.50:1.00. Additionally, the definition was further amended to require that any acquisition must be in a substantially related business.

Self-Tender Offer

On January 12, 2016, we announced the commencement of a modified “Dutch auction” self-tender offer (the "Tender Offer") to purchase for cash up to $50.0 million of shares of our common stock at a price per share not greater than $10.00 nor less than $9.00, less applicable withholding taxes and without interest. The Tender Offer expired on February 10, 2016. Pursuant to the Tender Offer, we purchased approximately 5.6 million shares of our common stock at a purchase price of $9.00 per share. The tendered shares were accounted for as treasury stock, at cost, and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

IRCG Transaction

On November 24, 2015, we, through our wholly owned indirect subsidiaries, Intrawest U.S. Holdings Inc. and Intrawest ULC, entered into a definitive agreement (the “Purchase Agreement”) to sell IRCG to Diamond Resorts Corporation (the “Purchaser”) and Diamond Resorts International, Inc. (together with the Purchaser, “Diamond”) for a purchase price of approximately $84.6 million (the “IRCG Transaction”), which included certain purchase price adjustments. IRCG is engaged in the business of developing, selling interests in, and managing (a) Club Intrawest, a points-based timeshare vacation club at certain locations in the United States, Canada and Mexico, (b) a fractional timeshare program with properties located in Zihuatanejo, Mexico, and (c) an internal exchange program for members of the vacation club operated through Extraordinary Escapes Corporation.

The purchase price consisted of cash consideration and the assumption of certain liabilities, including certain lease obligations and certain other continuing contractual obligations. The Purchase Agreement contained customary representations, warranties, covenants and indemnities of the parties.

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

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next primarily due to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders results in downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders may result in downward pressure on Revenue Per Visit, as defined in "Key Business Metrics Evaluated by Management". We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products. For the years ended June 30, 2016, 2015 and 2014, 43.1%, 40.2% and 37.5%, respectively, of total lift revenue consisted of season pass and frequency product revenue.

Seasonality and Fluctuations in Quarterly Results

Our business is seasonal in nature. Although we operate four-season resorts, based upon historical results, we generate the highest revenue between our second and third fiscal quarters, which includes the peak ski season. As a result of the seasonality of our business, our mountain resorts and CMH typically experience operating losses during the first and fourth quarters of each fiscal year. In addition, during our peak quarters, we generate the highest daily revenue on weekends, during the Christmas/New Year’s and Presidents’ Day holiday periods and, in the case of our mountain resorts, during school spring breaks. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or fewer peak periods, holidays and weekends in our second fiscal quarter compared to prior years, with a corresponding difference in our third fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

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

Potential for Volatility in Ancillary Services within our Adventure Segment

A significant share of the ancillary firefighting services in our Adventure segment is performed through "as needed" contracts. Revenue from these arrangements is based almost entirely on flight hours, which is largely a function of the level of forest fire activity at any given time, with limited or no minimum flight hour guarantees.  Accordingly, our ability to generate ancillary revenue is, in part, dependent on higher forest fire levels and our ability to opportunistically deploy our helicopters in other industries and/or lines of business during the off season.

Currency Fluctuation Risk

We present our financial statements in United States dollars ("U.S. dollars"). Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses is transacted in Canadian dollars, principally at Tremblant, Blue Mountain and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into U.S. dollars. See Part II-Item 7A., Quantitative and Qualitative Disclosures About Market Risk, "Foreign Currency Fluctuations".

Where we discuss the impact of foreign currency adjustments on our results of operations, the impact is calculated on a constant U.S. dollar basis. We calculate constant U.S. dollar amounts by applying prior period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements have been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K. Set forth below is a discussion of our consolidated results of operations, followed by a discussion of our segment results.

Comparison of Results of Operations for the Years Ended June 30, 2016, 2015 and 2014 (dollars in thousands)

	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Revenue	$570,912	$587,589	$525,253	$(16,677)	(2.8)%	$62,336	11.9%
Operating expenses	474,453	492,917	452,202	(18,464)	(3.7)%	40,715	9.0%
Depreciation and amortization	60,123	59,076	55,413	1,047	1.8%	3,663	6.6%
(Gain) on sale of Intrawest Resort Club Group	(40,401)	—	—	(40,401)	n/m	—	n/m
(Gain) loss on disposal of assets	(1,926)	(2,280)	267	354	(15.5)%	(2,547)	n/m
Impairment of real estate and long-lived assets	—	—	871	—	n/m	(871)	(100.0)%
Loss on remeasurement of equity method investment	—	1,454	—	(1,454)	(100.0)%	1,454	100.0%
Income from operations	78,663	36,422	16,500	42,241	116.0%	19,922	120.7%
Interest income	2,863	4,185	4,728	(1,322)	(31.6)%	(543)	(11.5)%
Interest expense on third party debt	(40,377)	(43,891)	(53,004)	3,514	(8.0)%	9,113	(17.2)%
Interest expense on notes payable to affiliates	—	—	(119,858)	—	n/m	119,858	(100.0)%
Earnings (loss) from equity method investments	1,933	(3,810)	(271)	5,743	(150.7)%	(3,539)	n/m
Loss on extinguishment of debt	—	(676)	(35,480)	676	(100.0)%	34,804	(98.1)%
Other income (expense), net	1,757	(1,231)	(986)	2,988	(242.7)%	(245)	24.8%
Income (loss) before income taxes	44,839	(9,001)	(188,371)	53,840	n/m	179,370	(95.2)%
Income tax expense (benefit)	1,773	(3,902)	677	5,675	(145.4)%	(4,579)	n/m
Net income (loss)	43,066	(5,099)	(189,048)	48,165	n/m	183,949	(97.3)%
Income attributable to noncontrolling interest	2,193	1,821	369	372	20.4%	1,452	n/m
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$40,873	$(6,920)	$(189,417)	$47,793	n/m	$182,497	(96.3)%

n/m - Calculation is not meaningful

Revenue

Revenue decreased in fiscal 2016 compared to fiscal 2015 due to a decrease of $13.8 million and $2.8 million in total segment revenue and Legacy, non-core and other revenue, respectively. Total segment revenue in fiscal 2016 included decreases of $4.6 million and $16.8 million in Mountain revenue and Real Estate revenue, respectively, partially offset by an increase of $7.6 million in Adventure revenue. The decrease in Legacy, non-core and other revenue of $2.8 million in fiscal 2016 was primarily a result of $2.8 million of non-core real estate sales during fiscal 2015. There were no comparable transactions in fiscal 2016. Revenue in fiscal 2016 was impacted by an unfavorable foreign currency adjustment of $27.4 million.

Revenue increased in fiscal 2015 compared to fiscal 2014 due to an increase in fiscal 2015 of $70.5 million in total segment revenue, partially offset by a decrease of $8.2 million in Legacy, non-core and other revenue. Total segment revenue in fiscal 2015 included increases of $75.1 million and $0.7 million in Mountain revenue and Real Estate revenue, respectively, partially offset by a decrease of $5.3 million in Adventure revenue. The decrease in Legacy, non-core and other revenue of $8.2 million in fiscal 2015 was primarily a result of $10.9 million of non-core real estate sales during fiscal 2014 versus $2.8 million of non-core real estate sales in fiscal 2015. Revenue in fiscal 2015 was impacted by an unfavorable foreign currency adjustment of $25.5 million.

Operating expenses

Operating expenses decreased in fiscal 2016 compared to fiscal 2015 as a result of a decrease in fiscal 2016 of $16.5 million and $2.0 million in total segment operating expenses and in Legacy, non-core and other expenses, respectively. Total segment operating expenses in fiscal 2016 included decreases of $0.1 million, $1.9 million and $14.4 million in Mountain, Adventure and Real Estate operating expenses, respectively. The decrease in Legacy, non-core and other expenses of $2.0 million in fiscal 2016 was primarily due to the cost of sales in fiscal 2015 associated with the parcels of non-core real estate sold. There were no comparable transactions in fiscal 2016.

Operating expenses increased in fiscal 2015 compared to fiscal 2014 as a result of an increase in fiscal 2015 of $50.8 million in total segment operating expenses partially offset by a decrease of $10.1 million in Legacy, non-core and other expenses. Total segment operating expenses in fiscal 2015 included increases of $55.2 million in Mountain operating expenses, partially offset by decreases of $3.9 million and $0.5 million in Adventure and Real Estate operating expenses, respectively. The decrease in Legacy, non-core and other expenses of $10.1 million in fiscal 2015 was primarily due to expenses incurred related to the sale of non-core real estate during fiscal 2014.

Depreciation and amortization

The increase in depreciation and amortization expense in fiscal 2016 compared to the prior fiscal year was primarily due to the inclusion of 100% of Blue Mountain's depreciation and amortization for the full year in fiscal 2016 compared to the prior year, which only included 100% of Blue Mountain's depreciation and amortization expense subsequent to the Acquisition Date.

The increase in depreciation and amortization expense in fiscal 2015 compared to the prior fiscal year was primarily due to an increase in fixed assets assumed in the Blue Mountain Acquisition and an increase in assets placed in service within our Mountain segment. These increases were partially offset by a decrease in amortization of customer relationships at CMH that reached the end of their amortizable lives during fiscal 2015.

(Gain) loss on disposal of assets

In fiscal 2016, the gain on disposal of assets of $1.9 million was primarily due to a non-monetary exchange of helicopter assets with an independent third party in which we acquired four helicopters in exchange for two helicopters. The $1.7 million gain from that transaction resulted from the fair value of the helicopters received exceeding the net book value of helicopters given. In fiscal 2015, the gain on disposal of assets of $2.3 million was primarily due to the sale of a helicopter. In fiscal 2014, the loss on disposal of assets was $0.3 million.

Impairment of real estate and long-lived assets

There were no real estate or long-lived asset impairments in fiscal 2016 or fiscal 2015. In fiscal 2014, we recognized an impairment charge of $0.6 million on our legacy real estate assets as a result of a decline in the fair value of our legacy real estate holdings.

Loss on remeasurement of equity method investment

In fiscal 2015, we recognized a $1.5 million loss on remeasurement of our equity method investment in Blue Mountain in connection with the Blue Mountain Acquisition. There were no comparable transactions in either fiscal 2016 or fiscal 2014.

Interest income

The decrease in interest income in fiscal 2016 compared to the prior fiscal year was primarily due to the closing of the IRCG Transaction in January 2016, which resulted in us no longer recording the interest income from IRCG's financing activities. The decrease in interest income in fiscal 2015 compared to the prior fiscal year was primarily due to a decrease in IRCG interest income as a result of a decline in the average outstanding IRCG long-term receivables balance.

Interest expense on third party debt

Interest expense on third party debt decreased in fiscal 2016 compared to fiscal 2015 due to the repricing of our Senior Debt in April 2015, which lowered the average annual effective rate from approximately 5.5% to approximately 4.75%. Additionally, in fiscal 2016 we reduced the outstanding principal balance of the Term Loan due to an excess cash flow prepayment of $8.8 million paid in January 2016 and a $25.0 million principal repayment in April 2016 in conjunction with executing the Fourth Amendment. These decreases were partially offset by an increase in the average annual effective rate from approximately 4.75% to 5.00% as part of the Fourth Amendment.

Interest expense on third party debt decreased in fiscal 2015 compared to fiscal 2014 as a result of refinancing our senior debt facilities in December 2013, which lowered the average annual effective interest rate from approximately 9.0% to approximately 5.5% and reduced the average outstanding principal balance.

Interest expense on notes payable to affiliates

The decrease in interest expense on notes payable to affiliates in fiscal 2016 and fiscal 2015 compared to fiscal 2014 was due to the Restructuring in December 2013, which resulted in notes payable to affiliates, including accrued and unpaid interest, either exchanged for our common stock or canceled, or pursuant to which our subsidiaries were released from their obligations, including guarantor obligations.

Earnings (loss) from equity method investments

The earnings from equity method investments in fiscal 2016 compared to the loss in the prior fiscal year was primarily a result of earnings from our investments in the Mammoth family of resorts. In March 2015, the Mammoth family of resorts added Snow Summit Mountain Resort and Bear Mountain. The Mammoth family of resorts experienced an increase in Skier Visits (as defined below) driven by improved snowfall and better ski conditions compared to the prior fiscal year.

The increase in the loss from equity method investments in fiscal 2015 compared to the prior fiscal year was primarily a result of acquiring the remaining 50.0% equity interest in Blue Mountain that we did not already own on September 19, 2014 and, therefore, no longer accounting for Blue Mountain as an equity method investment. The loss from equity method investments in fiscal 2014 includes Blue Mountain's results for the entire fiscal year, including the peak ski season, in which Blue Mountain experienced operating income, whereas the loss from equity method investments in fiscal 2015 only includes Blue Mountain's results for a portion of the first quarter, in which Blue Mountain experienced operating losses.

Loss on extinguishment of debt

In fiscal 2015, we recognized a $0.7 million loss on extinguishment of debt as a result of amending our Senior Debt in the fourth quarter of fiscal 2015. In fiscal 2014, we recognized a $35.5 million loss on extinguishment of debt as a result of refinancing our senior debt facilities in December 2013. There was no comparable transaction in fiscal 2016.

Other income (expense), net

Other income, net, increased by $3.0 million in fiscal 2016 compared to the prior fiscal year primarily due to a favorable legacy legal settlement partially offset by approximately $1.7 million of foreign currency transaction losses. Other expense, net, increased by $0.2 million in fiscal 2015 compared to the prior fiscal year.

Income tax expense (benefit)

In fiscal 2016, we recognized $1.8 million of tax expense related to tax paying entities primarily in Canada. The $3.9 million tax benefit for fiscal 2015 was primarily attributable to our restructuring of the wholly owned interest in Blue Mountain subsequent to the Blue Mountain Acquisition. This benefit was partially offset by income tax expense related to tax paying entities primarily in Canada. The resulting effective tax rates were 4.0% and 43.4% in fiscal 2016 and 2015, respectively. The effective tax rate in fiscal 2016 and 2015 differs from the federal blended statutory rate of 28.2% and 23.5%, respectively, due to changes in recorded valuation allowances for entities in the United States and Canada.
The $0.7 million tax expense for fiscal 2014 was the result of tax paying entities primarily in Canada. The resulting effective tax rate for fiscal 2014 was (0.4)%. The effective tax rate in fiscal 2014 differs from the federal blended statutory rate of 27.8% due to changes in recorded valuation allowances for entities in the United States and Canada.

Results of Segment Operations (in thousands)

	Year Ended June 30,
	2016	2015	2014
Mountain revenue	$421,332	$425,929	$350,863
Adventure revenue	104,405	96,799	102,070
Real Estate revenue	42,433	59,274	58,530
Total segment revenue	$568,170	$582,002	$511,463

Mountain Adjusted EBITDA	$84,334	$88,972	$75,417
Adventure Adjusted EBITDA	22,146	13,305	16,558
Real Estate Adjusted EBITDA	6,625	10,423	9,219
Total Adjusted EBITDA	$113,105	$112,700	$101,194

See "Non-GAAP Financial Measures" below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP (as defined below) measures.

Mountain

Revenue and Mountain Adjusted EBITDA

The Mountain segment earns revenue from a variety of business activities conducted at our mountain resorts.

Lift revenue. Lift revenue is derived from a variety of lift pass products, including multi-resort and single-resort passes, season pass products, frequency card products of varying durations and single and multi-day lift tickets. Our season pass products, including our multi-resort products, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to each ski season, is recognized in our consolidated financial statements during such fiscal year based on the prior three-year average pass product usage patterns. Frequency product revenue is recognized based on usage, and revenue on unused products is recognized based on the prior three-year average usage for each frequency product. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing lift products.

Lodging revenue. Lodging revenue is derived primarily from our management of rental programs for condominium properties located at or in close proximity to our mountain resorts. We typically receive 25% to 50% of the daily room revenue, with the condominium owners receiving the remaining share. We also earn lodging revenue from hotel properties we own at Winter Park, Stratton and Snowshoe.

Ski School revenue. Ski School revenue is derived from our operation of ski and ride schools at each of our mountain resorts. We are the exclusive provider of these services at each of our resorts. During the summer season, Ski School revenue is derived from mountain bike instruction and child care.

Retail and Rental revenue. Retail and Rental revenue is derived from the rental of ski, snowboard and bike equipment and the sale of ski, snowboard and bike accessories, equipment, apparel, logo wear, gifts and sundries at our on-mountain and base area outlets.

Food and Beverage revenue. Food and Beverage revenue is derived from our operation of restaurants, bars and other food and beverage outlets at our resorts.

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

“Revenue per Visit” Revenue per Visit is defined as total Mountain revenue recorded during the ski season divided by total Skier Visits during such period. For each fiscal year, this means total Mountain revenue as used in this calculation only includes revenue from November 1st through April 30th. This metric excludes non-ski season revenue, which is not directly correlated to skier visit growth. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit.

“ETP” Effective ticket price, or "ETP", is defined as Lift revenue recorded during the ski season divided by total Skier Visits. For each fiscal year, this means total Mountain revenue as used in this calculation only includes revenue from November 1st through April 30th. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders skiing more frequently in a given fiscal period as compared to the corresponding prior year period will result in downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single and multi-day lift ticket products are priced per visit, and therefore a greater proportion of use of these products will tend to increase our ETP. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of Lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

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

Comparison of Mountain Results for the Years Ended June 30, 2016, 2015 and 2014 (dollars in thousands)

	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Change	% Change	Change	% Change
Skier Visits	3,606,394	4,192,492	3,412,141	(586,098)	(14.0)%	780,351	22.9%
Revenue per Visit	$94.92	$86.03	$87.27	$8.89	10.3%	$(1.24)	(1.4)%
ETP	$48.18	$42.21	$43.03	$5.97	14.1%	$(0.82)	(1.9)%
RevPAR	$61.88	$62.79	$53.55	$(0.91)	(1.4)%	$9.24	17.3%
ADR	$151.56	$158.02	$155.41	$(6.46)	(4.1)%	$2.61	1.7%

Mountain revenue:
Lift	$179,841	$182,286	$151,490	$(2,445)	(1.3)%	$30,796	20.3%
Lodging	60,129	57,814	42,294	2,315	4.0%	15,520	36.7%
Ski School	30,974	33,086	28,943	(2,112)	(6.4)%	4,143	14.3%
Retail and Rental	51,984	56,125	45,214	(4,141)	(7.4)%	10,911	24.1%
Food and Beverage	57,234	56,726	46,335	508	0.9%	10,391	22.4%
Other	41,170	39,892	36,587	1,278	3.2%	3,305	9.0%
Total Mountain revenue	$421,332	$425,929	$350,863	$(4,597)	(1.1)%	$75,066	21.4%
Mountain Adjusted EBITDA	$84,334	$88,972	$75,417	$(4,638)	(5.2)%	$13,555	18.0%

Mountain revenue

Mountain revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to an unfavorable foreign currency adjustment of $14.9 million. Excluding the foreign currency adjustment, Mountain revenue increased $10.3 million, or 2.4%, in fiscal 2016 compared to fiscal 2015. The increase was primarily attributable to owning Blue Mountain for the entire fiscal 2016 period whereas Mountain revenue in fiscal 2015 only included Blue Mountain revenue subsequent to the Acquisition Date. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and therefore the associated revenue was not included in Mountain revenue. Excluding the foreign currency adjustment and Blue Mountain, Mountain revenue increased $2.2 million, or 0.6%, due to a 10% increase in revenue at our Colorado resorts partially offset by a 9.0% decrease in revenue at our Eastern resorts due to unprecedented warm weather during the 2015/2016 ski season.

Mountain revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $7.5 million, Mountain revenue increased $24.9 million, or 7.1%, in fiscal 2015 primarily due to increases in season pass and frequency product revenue, Ski School revenue and other guest services revenue compared to the prior fiscal year.

Lift revenue

Lift revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to an unfavorable foreign currency adjustment of $4.7 million. Excluding the foreign currency adjustment, Lift revenue increased $2.3 million, or 1.2%, primarily due to higher revenue at our Colorado resorts driven by increased season pass sales and increased pricing on paid tickets. Season pass and frequency product revenue for the 2015/2016 ski season increased 5.6% compared to the prior fiscal year and comprised 43.1% and 40.2% of Lift revenue in fiscal 2016 and 2015, respectively. Season pass revenue, for which cash is generally collected prior to the ski season, is recognized based on historical usage patterns. Frequency product revenue is recognized as used, and unused portions ("breakage") are recognized based on historical usage patterns for each frequency product. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing products, which increased in fiscal 2016 compared to fiscal 2015 primarily due to higher summer visitation.

Lift revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $3.1 million, Lift revenue increased $13.9 million, or 9.2%, in fiscal 2015 compared to the prior fiscal year primarily due to a 14.2% increase in season pass and frequency product sales across our resorts, select price increases primarily at our Colorado resorts and modest skier visit growth. Excluding Blue Mountain, season pass and frequency product revenue comprised 39.9% and 37.5% of Lift revenue for fiscal 2015 and fiscal 2014, respectively.

Lodging revenue

Lodging revenue increased in fiscal 2016 compared to fiscal 2015 primarily due to the inclusion of revenue from owning 100% of Blue Mountain during all of fiscal 2016 compared to fiscal 2015, which only included revenue from Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.9 million, Lodging revenue decreased $1.0 million, or 2.2%, in fiscal 2016 compared to the prior fiscal year. The decrease was primarily due to a 7.2% decrease in revenue at our Eastern resorts driven by a 9.4% decrease in room nights, which was partially offset by a 12.9% increase in lodging revenue at our Colorado resorts due to higher ADR and a 4.9% increase in room nights.

Lodging revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.4 million, Lodging revenue increased $1.5 million, or 3.7%, in fiscal 2015 compared to the prior fiscal year primarily due to higher RevPAR at Tremblant.

Ski School revenue

Ski School revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in Skier Visits at our Eastern resorts. Ski School revenue decreased 20.8% at our Eastern resorts, partially offset by an increase in Ski School revenue of 4.1% at our Colorado resorts. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $0.4 million, Ski School revenue decreased $1.2 million, or 3.7%, in fiscal 2016 compared to fiscal 2015. During the summer season, Ski School revenue is derived from mountain bike instruction and child care, which increased slightly in fiscal 2016 compared to fiscal 2015.

Ski School revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $0.4 million, Ski School revenue increased $2.8 million, or 9.6%, in fiscal 2015 compared to the prior fiscal year due to a higher yield per Skier Visit offset slightly by decreases in mountain bike instruction and child care revenue.

Retail and Rental revenue

Retail and Rental revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to a 14.2% decrease in Retail and Rental revenue at our Eastern resorts as a result of decreased retail sales and rental volume attributable to the unprecedented warm weather during the 2015/2016 ski season. The decrease at our Eastern resorts was partially offset by a 9.6% increase at our Colorado resorts driven by higher retail and rental sales from strong summer visitation and higher retail sales due to snowy conditions during the 2015/2016 ski season and the positive impact of owning Blue Mountain for all of fiscal 2016. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.7 million, Retail and Rental revenue decreased $2.4 million, or 4.9%, in fiscal 2016 compared to the prior fiscal year.

Retail and Rental revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.4 million, Retail and Rental revenue increased $4.9 million, or 10.8%, compared to the prior fiscal year primarily due to select price increases, increased retail sales volume in the East due to periods of unusually cold weather, an increase in mountain bike rentals and sales and successful summer liquidation sales.

Food and Beverage revenue

Food and Beverage revenue increased in fiscal 2016 compared to fiscal 2015 primarily due to higher Revenue per Visit at our Colorado resorts and the inclusion of revenue from owning 100% of Blue Mountain during all of fiscal 2016 compared to fiscal 2015, which only included results of Blue Mountain since the Acquisition Date, partially offset by decreases in Food and Beverage revenue at our Eastern resorts. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $1.0 million, Food and Beverage revenue increased $0.4 million, or 0.9%, in fiscal 2016 compared to fiscal 2015 driven by higher revenue at our Colorado resorts, higher summer visitation and an increase in group business revenue.

Food and Beverage revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $0.8 million, Food and Beverage revenue increased $2.2 million, or 4.7%, in fiscal 2015 compared to the prior fiscal year due to an increase in yield per Skier Visit and an increase in weddings and banquets, primarily at our Colorado resorts.

Other revenue

Other revenue increased in fiscal 2016 compared to fiscal 2015 primarily due to the inclusion of revenue from owning 100% of Blue Mountain during all of fiscal 2016 compared to fiscal 2015, which only included results of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $0.9 million, Other revenue increased $0.3 million, or 0.7%, in fiscal 2016 compared to the prior fiscal year.

Other revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to the inclusion of revenue from owning 100% of Blue Mountain since the Acquisition Date. Excluding Blue Mountain and an unfavorable foreign currency adjustment of $0.5 million, Other revenue decreased $0.5 million, or 1.2%, in fiscal 2015 compared to the prior fiscal year.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA decreased in fiscal 2016 compared to fiscal 2015 primarily due to a $4.6 million decrease in Mountain revenue, partially offset by a $0.1 million decrease in Mountain operating expenses. The decrease in Mountain operating expenses from $337.1 million in fiscal 2015 to $337.0 million in fiscal 2016 was primarily due to a favorable foreign currency adjustment of $13.0 million partially offset by the inclusion of 100% of Blue Mountain during all of fiscal 2016 compared to fiscal 2015, which only included results of Blue Mountain since the Acquisition Date. Prior to the Acquisition Date, Blue Mountain was accounted for under the equity method and, therefore, the associated operating expenses were not included in Mountain operating expenses. Mountain Adjusted EBITDA in the prior year period included $0.3 million of our pro rata share of EBITDA from Blue Mountain for the period from July 1, 2014 through the Acquisition Date. Excluding Blue Mountain and unfavorable foreign currency adjustments, Mountain revenue increased $2.2 million, or 0.6%, in fiscal 2016, partially offset by a $1.5 million, or 0.5%, increase in Mountain operating expenses, resulting in an increase to Mountain Adjusted EBITDA of $0.8 million, or 1.0%.

Mountain Adjusted EBITDA increased in fiscal 2015 compared to fiscal 2014 primarily due to a $75.1 million increase in Mountain revenue, partially offset by a $55.2 million increase in Mountain operating expenses. The increase in Mountain operating expenses from $281.9 million in fiscal 2014 to $337.1 million in fiscal 2015 was primarily due to the inclusion of $44.5 million of Blue Mountain operating expenses as well as increases in staffing at our resorts, health and medical coverage expense, compensation expense, and higher IT service costs. In fiscal 2015, Mountain operating expenses included 100% of Blue Mountain's operating expenses subsequent to the Acquisition Date, whereas prior to the Blue Mountain Acquisition, Blue Mountain was accounted for under the equity method. In fiscal 2014, Mountain Adjusted EBITDA included $6.6 million of our pro rata share of EBITDA from Blue Mountain while fiscal 2015 included 100% of Blue Mountain’s revenue and operating expenses, which were $57.7 million and $44.5 million, respectively, following the Acquisition Date. Excluding Blue Mountain and unfavorable foreign currency adjustments, Mountain revenue increased $24.9 million, or 7.1%, in fiscal 2015, partially offset by a $16.5 million increase in Mountain operating expenses, resulting in an increase to Mountain Adjusted EBITDA of $8.4 million.

Same Store Comparison of Mountain Results for the Year Ended June 30, 2016

Given the impact that the foreign currency adjustments, the disposition of IRCG in fiscal 2016 and the acquisition of Blue Mountain in fiscal 2015 had on our results, we believe same store metrics are useful in analyzing the underlying performance of our business. Same store growth is calculated in constant currency, as if we owned 100% of Blue Mountain during all of fiscal 2015 and excluding IRCG in both fiscal 2015 and fiscal 2016 ("Same Store"). We calculate constant U.S. dollar amounts by applying prior period average exchange rates to the current comparable period. The following table presents the percentage change of Mountain results as reported and on a Same Store basis from the prior year period:

	Change in Fiscal 2016 vs. Fiscal 2015
	As Reported	Same Store
Skier Visits	(14.0)%	(14.0)%
Revenue per Visit	10.3%	13.5%
ETP	14.1%	16.9%
RevPAR	(1.4)%	1.0%
ADR	(4.1)%	2.8%

Mountain revenue:
Lift	(1.3)%	1.1%
Lodging	4.0%	1.2%
Ski School	(6.4)%	(4.8)%
Retail and Rental	(7.4)%	(4.5)%
Food and Beverage	0.9%	0.9%
Other	3.2%	0.0%
Total Mountain revenue	(1.1)%	(0.2)%
Mountain Adjusted EBITDA	(5.2)%	(2.9)%

Adventure

Revenue and Adventure Adjusted EBITDA

Revenue. The Adventure segment earns revenue from a variety of activities conducted at CMH. CMH revenue is derived primarily from the sale of adventure packages that include helicopter accessed skiing, mountaineering or hiking, lodging at facilities owned or leased by CMH and food and beverage services. In addition to package revenue, CMH earns ancillary revenue from the sale of additional vertical meters of skiing, retail merchandise, alcoholic beverages, spa services and the sale of other products and services not included in the vacation package.

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

Comparison of Adventure Results for the Years Ended June 30, 2016, 2015 and 2014 (dollars in thousands)

	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change

Adventure revenue	$104,405	$96,799	$102,070	$7,606	7.9%	$(5,271)	(5.2)%
Adventure Adjusted EBITDA	$22,146	$13,305	$16,558	$8,841	66.4%	$(3,253)	(19.6)%

Adventure revenue

Adventure revenue increased in fiscal 2016 compared to fiscal 2015 primarily due to a $6.6 million increase in CMH revenue and a $1.0 million increase in ancillary service revenue. Excluding the impact of an unfavorable foreign currency adjustment of $11.5 million, CMH and ancillary services revenue would have been $13.0 million, or 26.2%, and $6.1 million, or 12.9%, higher than the prior fiscal year, respectively. The increase in CMH revenue was primarily driven by an increase in guest nights, higher yields and operating one additional lodge for summer operations. The increase in ancillary services revenue was primarily due to an increase in fire suppression related activities as a result of above average forest fire activity in the first quarter of fiscal 2016 and an increase in helicopter MRO services and part sales.

Adventure revenue decreased in fiscal 2015 compared to fiscal 2014 primarily due to a decrease of $7.8 million in CMH revenue, partially offset by an increase of $2.5 million in ancillary services. Excluding the impact of an unfavorable foreign currency adjustment of $5.8 million, CMH revenue would have been $2.0 million, or 3.5%, lower than the prior fiscal year. The decrease in CMH revenue was primarily due to poor snowfall and warm temperatures resulting in deferred or canceled trips. Excluding the impact of an unfavorable foreign currency adjustment of $4.1 million, in fiscal 2015, ancillary services would have been $6.7 million, or 15.0%, higher than the prior fiscal year. The increase in revenue from ancillary services was primarily attributable to an increase in fire suppression activities as a result of above average forest fire activity in Western Canada in the fourth quarter of fiscal 2015.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA increased in fiscal 2016 compared to fiscal 2015 primarily due to a $7.6 million increase in Adventure revenue coupled with a $1.9 million decrease in Adventure operating expenses, from $81.0 million in fiscal 2015 to $79.1 million in fiscal 2016. After removing $3.2 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA increased $8.8 million. The decrease in Adventure operating expenses in fiscal 2016 compared to fiscal 2015 was primarily attributable to an $8.3 million favorable foreign currency adjustment. Excluding the foreign currency adjustment, Adventure operating expenses increased $6.4 million, or 7.9%, in fiscal 2016 compared to fiscal 2015, primarily due to higher variable expenses associated with the increase in CMH guest nights and fire suppression activities.

Adventure Adjusted EBITDA decreased in fiscal 2015 compared to fiscal 2014 primarily due to a $5.3 million decrease in Adventure revenue, partially offset by a $3.9 million decrease in Adventure operating expenses, from $84.9 million in fiscal 2014 to $81.0 million in fiscal 2015. The decrease in operating expenses is primarily attributable to lower helicopter operational expenses at CMH as a result of fewer helicopter flight hours and favorable changes in fuel costs. After removing $2.5 million of Adjusted EBITDA attributable to the third party's interest in Alpine Helicopters, Adventure Adjusted EBITDA decreased by $3.3 million in fiscal 2015 compared to fiscal 2014. Excluding an unfavorable foreign currency adjustment of $2.5 million, Adventure Adjusted EBITDA decreased by $0.8 million in fiscal 2015 compared to the prior year.

Same Store Comparison of Adventure Results for the Year Ended June 30, 2016

The following table presents the percentage change of Adventure results as reported and on a Same Store basis from the prior year period:

	Change in Fiscal 2016 vs. Fiscal 2015
	As Reported	Same Store
Adventure revenue	7.9%	19.7%
Adventure Adjusted EBITDA	66.4%	90.5%

Real Estate

Revenue and Real Estate Adjusted EBITDA

Revenue. The Real Estate segment primarily earns revenue from IHM and Playground. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue primarily from commissions on the sales of real estate. During the fiscal periods presented, we did not have any active development projects. We also manage commercial real estate for our properties and third parties through our Real Estate segment. The Real Estate segment also included revenue generated by IRCG until the Disposition Date.

Real Estate Adjusted EBITDA. Real Estate Adjusted EBITDA is Real Estate revenue less Real Estate operating expenses, adjusted for our pro rata share of EBITDA for our equity method investments in MHM and Chateau. Real Estate operating expenses include: compensation and benefits; insurance; general and administrative expenses; and land carrying costs and development planning and appraisal expenses related to the core entitled land surrounding the bases of our Steamboat, Winter Park, Tremblant, Stratton and Snowshoe resorts. Until the Disposition Date, Real Estate Adjusted EBITDA also included interest income earned from receivables related to IRCG operations.

Comparison of Real Estate Results for the Years Ended June 30, 2016, 2015 and 2014 (dollars in thousands)

	Year Ended June 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change

Real Estate revenue	$42,433	$59,274	$58,530	$(16,841)	(28.4)%	$744	1.3%
Real Estate Adjusted EBITDA	$6,625	$10,423	$9,219	$(3,798)	(36.4)%	$1,204	13.1%

Real Estate revenue

Real Estate revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to decreases of $17.1 million and $0.7 million at IRCG and Playground, respectively, partially offset by an increase of $1.0 million at IHM. The decrease in revenue at IRCG was primarily due to lower sales volume, an unfavorable foreign currency adjustment of $1.0 million and the closing of the IRCG Transaction subsequent to which we no longer recorded any activity associated with the business of IRCG. The decrease in Playground revenue was primarily due to $2.2 million of revenue from the sale of a parcel of land at Tremblant in March 2015, compared to $1.9 million of revenue from the sale of a parcel of land at Tremblant in June 2016.

Real Estate revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to $2.2 million of revenue from the sale of a parcel of land at Tremblant in March 2015, partially offset by a decrease in revenue at IRCG. Excluding an unfavorable foreign currency adjustment of $1.5 million, IRCG revenue increased $1.2 million, or 4.4%, in fiscal 2015 compared to fiscal 2014. At IRCG, sales of vacation club products may be made in exchange for cash or be financed. For sales where we provide financing, we defer revenue recognition until we receive an executed agreement and a minimum down payment equal to 10.0% of the purchase price plus the fair value of any sales incentives provided to the purchaser. In fiscal 2015, we had a higher volume of financed sales with at least 10.0% of the purchase price paid as compared to fiscal 2014, which increased the amount of previously deferred revenue recognized.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA decreased in fiscal 2016 compared to fiscal 2015 due to a $16.8 million decrease in Real Estate revenue partially offset by a $14.4 million decrease in Real Estate operating expenses, from operating expenses of $55.7 million in fiscal 2015 to $41.3 million in fiscal 2016. We also recognized a $0.6 million increase in our pro rata share of EBITDA from our equity method investments in MHM and Chateau during fiscal 2016. Excluding a favorable foreign currency adjustment of $1.2 million, in fiscal 2016, Real Estate operating expenses decreased $13.2 million, or 23.6%, of which $7.6 million was due to the closing of the IRCG Transaction, subsequent to which we no longer recorded any activity associated with the business of IRCG. Real Estate operating expenses also decreased by $4.4 million in fiscal 2016 due to lower sales volume and associated selling costs at IRCG prior to the Disposition Date.

Real Estate Adjusted EBITDA increased in fiscal 2015 compared to fiscal 2014 due to a $0.7 million increase in Real Estate revenue and a $0.5 million decrease in Real Estate operating expenses, from operating expenses of $56.2 million in fiscal 2014 to $55.7 million in fiscal 2015. Additionally, in fiscal 2015, Real Estate Adjusted EBITDA was impacted by a $0.4 million increase in our pro rata share of EBITDA from our equity method investment in MHM, partially offset by a $0.5 million decrease in interest income earned from IRCG receivables.

Same Store Comparison of Real Estate Results for the Year Ended June 30, 2016

The following table presents the percentage change of Real Estate results as reported and on a Same Store basis from the prior year period:

	Change in Fiscal 2016 vs. Fiscal 2015
	As Reported	Same Store
Real Estate revenue	(28.4)%	0.9%
Real Estate Adjusted EBITDA	(36.4)%	90.9%

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

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Year Ended June 30,
	2016	2015	2014
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$40,873	$(6,920)	$(189,417)
Legacy and other non-core expenses, net	6,226	3,663	4,164
Other operating expenses	8,074	9,789	11,200
Depreciation and amortization	60,123	59,076	55,413
(Gain) on sale of Intrawest Resort Club Group	(40,401)	—	—
(Gain) loss on disposal of assets	(1,926)	(2,280)	267
Impairment of real estate and long-lived assets	—	—	871
Loss on remeasurement of equity method investment	—	1,454	—
Interest income, net	(936)	(274)	(319)
Interest expense on third party debt	40,377	43,891	53,004
Interest expense on notes payable to affiliates	—	—	119,858
(Earnings) loss from equity method investments	(1,933)	3,810	271
Pro rata share of Adjusted EBITDA related to equity method investments	3,570	3,252	9,153
Adjusted EBITDA attributable to noncontrolling interest	(3,151)	(2,484)	(620)
Loss on extinguishment of debt	—	676	35,480
Other (income) expense, net	(1,757)	1,128	823
Income tax expense (benefit)	1,773	(3,902)	677
Income attributable to noncontrolling interest	2,193	1,821	369
Total Adjusted EBITDA	$113,105	$112,700	$101,194

See Part II- Item 8, Financial Statements and Supplementary Data, Note 17, “Segment Information” for definition and detailed discussion of our Adjusted EBITDA measure.

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

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $65.2 million, $79.1 million, and $42.9 million of cash from operating activities during the years ended June 30, 2016, 2015 and 2014, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter generating the highest cash flows due to the seasonality of our business.

In the fiscal year ended June 30, 2016, we received $84.6 million of gross proceeds as a result of the IRCG Transaction.

As part of the refinancing in December 2013, we entered into the Credit Agreement, which provided for a $540.0 million term loan facility ("Term Loan"), a $55.0 million senior secured first-lien line of credit facility ("LC Facility"), and a $25.0 million senior secured first-lien revolving loan facility (the "Revolver" and, together with the Term Loan and LC Facility, collectively referred to herein as our "Senior Debt"). In September 2014, pursuant to the Incremental Amendment, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition, as described in Part II - Item 8, Financial Statements and Supplementary Data, Note 3, "Acquisitions and Dispositions". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The incremental borrowing has the same terms and maturity date as the original Term Loan. While the Fourth Amendment resulted in certain changes to our incremental borrowing capacity, we continue to have the ability to increase the borrowings on the Term Loan under certain circumstances and subject to certain criteria as outlined in the Fourth Amendment; so long as, after giving effect to any additional amounts borrowed, we remain compliant with all covenants of the Credit Agreement.

As of June 30, 2016, we had available capacity of $12.2 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property, reinvest the proceeds from certain asset sales, and make investments or distributions. We were in compliance with the covenants of the Credit Agreement as of June 30, 2016.

On February 5, 2014, we completed our initial public offering and sold 3,125,000 shares of common stock at an offering price of $12.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of $28.5 million. We used the proceeds for working capital and other general corporate purposes.

Our cash and cash equivalents balance as of June 30, 2016 was $107.1 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

In the fiscal year ended June 30, 2016, pursuant to the Tender Offer, we paid $50.6 million to purchase approximately 5.6 million shares of our common stock at a purchase price of $9.00 per share. In the fiscal year ended June 30, 2015, we paid $54.8 million as cash consideration for the Blue Mountain Acquisition, which included a $3.0 million payment for a working capital adjustment.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $51.1 million, $41.9 million and $45.2 million for the years ended June 30, 2016, 2015 and 2014, respectively, or 8.9%, 7.1% and 8.6% of total revenue for the respective periods. We manage our capital spend on a calendar year basis and expect to spend between $32.0 million and $34.0 million on maintenance related capital projects and between $11.0 million and $14.0 million on growth capital projects in calendar year 2016.

We paid principal, interest and fees to our lenders of $75.3 million, $48.7 million and $646.2 million for the years ended June 30, 2016, 2015 and 2014, respectively. The payments in fiscal 2016 included an excess cash flow prepayment of $8.8 million, as defined in the Credit Agreement, as well as a $25.0 million principal repayment in conjunction with executing the Fourth Amendment. The payments in fiscal 2014 included the principal payments related to the refinancing of our Senior Debt in December 2013. The majority of principal payments on our long-term debt under the Term Loan are not due until 2020.

Our current applicable margin is 4.00% under the Term Loan, 3.75% under the Revolver and 4.50% under the LC Facility.

Our debt service requirements can be impacted by changing interest rates as we had $554.5 million of variable rate debt outstanding as of June 30, 2016. As of June 30, 2016, the three month LIBOR was 0.65%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the 3 month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the 3 month LIBOR would cause our annual interest payments to increase by approximately $3.7 million.

Cash Flows for the Years Ended June 30, 2016, 2015 and 2014

The table below sets forth for the periods indicated our net cash flow from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Year Ended June 30,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	$ Change	$ Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$65,181	$79,137	$42,884	$(13,956)	$36,253
Investing activities	39,400	(82,604)	(53,686)	122,004	(28,918)
Financing activities	(94,569)	45,829	7,863	(140,398)	37,966
Effect of exchange rate on cash	6,474	(7,802)	(816)	14,276	(6,986)
Net increase (decrease) in cash and cash equivalents	$16,486	$34,560	$(3,755)	$(18,074)	$38,315

Operating Activities

The $14.0 million decrease in cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was primarily related to the IRCG Transaction and the removal of IRCG's working capital accounts partially offset by favorable changes in working capital, primarily in deferred revenue and deposits.

The $36.3 million increase in cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was primarily related to the cash generated from increased income from operations and favorable changes in working capital, primarily due to an increase in deferred revenue and deposits.

Investing Activities

The $122.0 million increase in cash provided by investing activities in fiscal 2016 compared to fiscal 2015 was primarily related to the proceeds received in the IRCG Transaction and lower contributions to equity method investments. These increases in cash provided by investing activities were partially offset by an increase in capital expenditures in fiscal 2016 compared to the prior year period.

The $28.9 million increase in cash used in investing activities in fiscal 2015 compared to fiscal 2014 was primarily related to the Blue Mountain Acquisition partially offset by a decrease in capital expenditures.

Financing Activities

The $140.4 million increase in cash used in financing activities in fiscal 2016 compared to fiscal 2015 was primarily related to higher principal repayments of debt in fiscal 2016 compared to fiscal 2015 coupled with the Tender Offer. In fiscal 2016, we made an excess cash flow prepayment of $8.8 million, as defined in the Credit Agreement, and repaid $25.0 million principal in conjunction with executing the Fourth Amendment. We also acquired approximately 5.6 million shares of our common stock, at a purchase price of $9.00 per share, for $50.6 million. In fiscal 2015, we borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition.

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

Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. A summary of our contractual obligations as of June 30, 2016 is set forth below (in thousands):

Contractual Obligations (1)	Total	Fiscal 2017	2-3 years	4-5 years	More than 5 years
Debt principal and interest	$682,739	$28,654	$68,843	$584,951	$291
Capital lease obligations	91,095	4,848	11,174	11,081	63,992
Operating leases	32,736	9,321	12,111	6,321	4,983
Employee benefit plan obligations (2)	27,976	3,285	6,259	5,491	12,941
Purchase obligations and service contracts (3)	8,628	4,953	3,358	317	—
Total contractual obligations	$843,174	$51,061	$101,745	$608,161	$82,207

(1) We do not expect any significant cash payments related to uncertain tax positions.
(2) For discussion of the closed employee benefit plan obligations, see Part II-Item 8, Financial Statements and Supplementary Data, Note 15, "Employee Benefit Plans."
(3) For obligations with cancellation provisions, the amounts were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

(i)
Mountain segment revenue is derived from a wide variety of sources, including sales of lift products (including season passes), ski school operations, retail sales, equipment rentals, lodging operations and food and beverage operations. Persuasive evidence is obtained and collection of funds is assured through cash transactions or credit card validation at the point of sale. Revenue is recognized as goods are delivered or services are performed. Season pass revenue, although primarily collected prior to the ski season, is recognized in our consolidated financial statements during the ski season based on the estimated average number of visits by season pass holders in each month during the ski season, which is based on historical three-year average visitation by season pass holders at our resorts. Frequency product revenue is recognized as used, and unused portions are recognized based on the prior three-year average usage for each frequency product.

(ii)
Adventure segment revenue is derived from a variety of sources, primarily from all-inclusive packages for stays and tours for helicopter accessed skiing, mountaineering and hiking at our owned and leased lodges, as well as ancillary revenue from helicopter maintenance, repair, and overhaul services, leasing, and off-season fire suppression services. Revenue is recognized as goods are delivered or services are performed. For CMH adventure vacation packages, payments in advance are recognized as revenue as goods are delivered or services are performed.

(iii)
The Real Estate segment earns revenue from IHM and Playground, as well as from IRCG prior to the Disposition Date. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue from the commissions on the sales of real estate. We also manage commercial real estate for owned properties and third parties. IRCG generated revenue from the sale of vacation points, management of properties for Club Intrawest, an unaffiliated, not-for-profit entity, management of a private exchange company, and income on the receivables portfolio. Vacation points revenue associated with membership in the vacation ownership business of IRCG was recognized when the purchaser paid the amount due on closing, all contract documentation had been executed and all other significant conditions of sale were met. We followed real estate time-sharing accounting principles, which set out specific guidelines for assessing whether the buyer’s initial and continuing investments were adequate to demonstrate a commitment to pay for the property. Such a demonstration was required for the seller of a time-sharing arrangement to recognize profit by the full accrual method. Sales were recorded upon closing when profitability could be determined and collectability could be reasonably assured. Buyers could finance a portion of the sales price through nonrecourse loans.

Commission revenue from brokerage operations for our owned real estate is included in Real Estate revenue and is recognized at the time an offer of sale is closed by the purchaser or all other contractual obligations have been satisfied. Commission revenue for third-party projects from real estate brokerage operations is included in Real Estate revenue and is recognized when the deal's listing agreement is executed.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of June 30th and at any time when events or circumstances suggest impairment may have occurred. We have reporting units with allocated goodwill in both the Mountain and Real Estate segments.

The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. In testing goodwill for impairment, we determine the estimated fair value of our reporting units based upon a discounted future cash flow analysis.

Goodwill is our only indefinite-lived intangible asset. Definite-lived intangible assets are amortized using the straight line method over the shorter of their contractual term or estimated useful lives.

Our major definite-lived intangible asset categories and estimated useful lives are as follows:

Intangible Asset Category	Estimated Life in Years
Permits and licenses	20-45
Trademarks and trade names	10-20
Customer relationships	4-8
Other	8-20

Long-lived Assets

We evaluate potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment will be recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in operating expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part II- Item 8, Financial Statements and Supplementary Data, Note 2, “Significant Accounting Policies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At June 30, 2016, we had approximately $554.5 million of variable rate indebtedness, representing approximately 99.8% of our total debt outstanding, at an average interest rate for the year ended June 30, 2016 of approximately 4.8%. As of June 30, 2016, the 3 month LIBOR was 0.65%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the 3 month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the 3 month LIBOR would cause our annual interest payments to increase by approximately $3.7 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we receive revenue in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 41%, 41%, and 38% of total revenue for the years ended June 30, 2016, 2015 and 2014, respectively. Based upon our ownership of Canadian subsidiaries, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $22.1 million for the year ended June 30, 2016. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrawest Resorts Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Intrawest Resorts Holdings, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended June 30, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves, for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrawest Resorts Holdings, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Denver, Colorado
September 8, 2016

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$107,066	$90,580
Restricted cash	12,475	10,018
Receivables, net of allowances of $831 and $717, respectively	36,660	36,176
Inventories	23,620	22,913
Prepaid expenses and other assets	21,081	21,701
Current assets held for sale	—	23,156
Total current assets	200,902	204,544
Property, plant and equipment, net	511,486	527,186
Real estate held for development	137,283	139,951
Intangible assets, net	50,226	56,501
Goodwill	105,981	106,469
Equity method investments	26,398	25,394
Other long-term assets, net	5,529	4,991
Long-term assets held for sale	—	29,959
Total assets	$1,037,805	$1,094,995
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$64,869	$62,890
Deferred revenue and deposits	67,937	62,441
Capital lease obligations due within one year	3,345	3,927
Long-term debt due within one year	497	6,919
Current liabilities held for sale	—	9,955
Total current liabilities	136,648	146,132
Deferred revenue and deposits	8,106	8,909
Long-term capital lease obligations	35,061	35,175
Long-term debt	537,295	566,922
Other long-term liabilities	60,660	60,121
Total liabilities	777,770	817,259
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized; 39,736 and 45,230 shares issued and outstanding, respectively	453	452
Treasury stock, at cost; 5,556 shares and 0 shares, respectively	(50,643)	—
Additional paid-in capital	2,900,696	2,897,343
Accumulated deficit	(2,726,074)	(2,766,947)
Accumulated other comprehensive income	131,920	145,379
Total stockholders' equity	256,352	276,227
Noncontrolling interest	3,683	1,509
Total equity	260,035	277,736
Total liabilities and equity	$1,037,805	$1,094,995

See accompanying notes to consolidated financial statements.

INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014
Revenue	$570,912	$587,589	$525,253
Operating expenses	474,453	492,917	452,202
Depreciation and amortization	60,123	59,076	55,413
(Gain) on sale of Intrawest Resort Club Group	(40,401)	—	—
(Gain) loss on disposal of assets	(1,926)	(2,280)	267
Impairment of real estate and long-lived assets	—	—	871
Loss on remeasurement of equity method investment	—	1,454	—
Income from operations	78,663	36,422	16,500
Interest income	2,863	4,185	4,728
Interest expense on third party debt	(40,377)	(43,891)	(53,004)
Interest expense on notes payable to affiliates	—	—	(119,858)
Earnings (loss) from equity method investments	1,933	(3,810)	(271)
Loss on extinguishment of debt	—	(676)	(35,480)
Other income (expense), net	1,757	(1,231)	(986)
Income (loss) before income taxes	44,839	(9,001)	(188,371)
Income tax expense (benefit)	1,773	(3,902)	677
Net income (loss)	43,066	(5,099)	(189,048)
Income attributable to noncontrolling interest	2,193	1,821	369
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$40,873	$(6,920)	$(189,417)

Weighted average shares of common stock outstanding:
Basic	43,236	45,099	43,132
Diluted	43,270	45,099	43,132
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$0.95	$(0.15)	$(4.39)
Diluted	$0.94	$(0.15)	$(4.39)

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$43,066	$(5,099)	$(189,048)
Foreign currency translation adjustments	(12,081)	(54,594)	(4,040)
Realized portion on cash flow hedge (net of tax of $0)	1,195	1,486	3,398
Actuarial gain (loss) on pensions (net of tax of $0)	(2,592)	776	(3,631)
Comprehensive income (loss)	29,588	(57,431)	(193,321)
Comprehensive income attributable to noncontrolling interest	2,174	1,833	430
Comprehensive income (loss) attributable to Intrawest Resorts Holdings, Inc.	$27,414	$(59,264)	$(193,751)

See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Statements of Equity

(In thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014
Equity Attributable to Partnership
General Partner
Balance at beginning of year	$—	$—	$—
Balance at end of year	$—	$—	$—
Limited Partners
Balance at beginning of year	$—	$—	$(1,174,706)
Net loss attributable from July 1, 2013 through December 8, 2013	—	—	(223,692)
Contribution from affiliates	—	—	1,675
Restructuring transactions on December 9, 2013 (Note 1)	—	—	1,396,723
Balance at end of year	$—	$—	$—
Total equity attributable to partnership	—	—	—
Equity attributable to shareholders of Intrawest Resorts Holdings, Inc.
Number of common shares outstanding
Balance at beginning of year	45,230	45,026	—
Restructuring transactions on December 9, 2013 (Note 1)	—	—	41,882
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs of $9,020	—	—	3,125
Shares issued under share-based compensation plan, net of shares withheld for employee taxes	62	204	19
Purchases of treasury stock	(5,556)	—	—
Balance at end of year	39,736	45,230	45,026
Common stock
Balance at beginning of year	$452	$450	$—
Restructuring transactions on December 9, 2013 (Note 1)	—	—	419
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs of $9,020	—	—	31
Shares issued under share-based compensation plan, net of shares withheld for employee taxes	1	2	—
Balance at end of year	$453	$452	$450
Treasury stock
Balance at beginning of year	$—	$—	$—
Purchases of treasury stock	(50,643)	—	—
Balance at end of year	$(50,643)	$—	$—
Additional paid-in capital
Balance at beginning of year	$2,897,343	$2,894,072	$—
Restructuring transactions on December 9, 2013 (Note 1)	—	—	2,864,320
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs of $9,020	—	—	28,449
Shares issued under share-based compensation plan, net of shares withheld for employee taxes	(510)	(867)	—
Share-based compensation	3,863	4,138	1,303
Balance at end of year	$2,900,696	$2,897,343	$2,894,072
See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Statements of Equity (Continued)

(In thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014
Accumulated deficit
Balance at beginning of year	$(2,766,947)	$(2,760,027)	$—
Restructuring transactions on December 9, 2013 (Note 1)	—	—	(2,794,304)
Net income attributable from December 9, 2013 through June 30, 2014	—	—	34,277
Net income (loss)	40,873	(6,920)	—
Balance at end of year	$(2,726,074)	$(2,766,947)	$(2,760,027)
Accumulated other comprehensive income
Balance at beginning of year	$145,379	$197,723	$149,387
Restructuring transactions on December 9, 2013 (Note 1)	—	—	52,670
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,062)	(54,606)	(4,101)
Realized portion on cash flow hedge (net of tax of $0)	1,195	1,486	3,398
Actuarial gain (loss) on pensions (net of tax of $0)	(2,592)	776	(3,631)
Balance at end of year	$131,920	$145,379	$197,723
Total equity attributable to shareholders of Intrawest Resorts Holdings, Inc.	$256,352	$276,227	$332,218
Equity attributable to noncontrolling interest
Balance at beginning of year	$1,509	$(324)	$(754)
Net loss attributable from July 1, 2013 through December 8, 2013	—	—	(577)
Net income attributable from December 9, 2013 through June 30, 2014	—	—	946
Net income attributable to noncontrolling interest	2,193	1,821	—
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	12	61
Total equity attributable to noncontrolling interest	$3,683	$1,509	$(324)
See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2016	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$43,066	$(5,099)	$(189,048)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,123	59,076	55,413
Gain on sale of Intrawest Resort Club Group	(40,401)	—	—
Transaction costs related to sale of Intrawest Resort Club Group	(4,679)	—	—
Impairment of real estate and long-lived assets	—	—	871
Loss on remeasurement of equity method investment	—	1,454	—
(Earnings) loss from equity method investments	(1,933)	3,810	271
Dividends from equity method investments	1,162	—	1,726
Deferred income taxes	70	(3,786)	105
Provision for doubtful accounts	434	187	1,584
Loss on extinguishment of debt	—	676	35,480
Amortization of deferred financing costs, facility fees, and discount	3,573	3,154	5,534
Non-cash changes to accumulated other comprehensive income	(1,397)	2,262	(233)
Share-based compensation	3,863	4,138	1,303
(Gain) loss on disposal of equity method investments and assets	(1,926)	(2,280)	267
Accrued interest on notes payable to affiliates	—	—	119,858
Funding of pension plans	(3,089)	(3,011)	(1,101)
Changes in assets and liabilities, net of business acquisitions:
Restricted cash	(2,511)	2,392	2,170
Receivables	2,187	1,094	(420)
Inventories	(3,182)	(1,078)	(5,935)
Prepaid expenses and other assets	(116)	2,334	(1,416)
Real estate held for development	985	2,690	10,499
Accounts payable and accrued liabilities	3,343	(570)	3,035
Deferred revenue and deposits	5,609	11,694	2,921
Net cash provided by operating activities	65,181	79,137	42,884
Investing activities:
Capital expenditures	(51,079)	(41,873)	(45,242)
Proceeds from sale of Intrawest Resorts Club Group	84,613	—	—
Acquisition of businesses, net of cash received	—	(41,467)	(2,524)
Purchase of land for development	—	—	(2,941)
Contributions to equity method investments	(575)	(4,115)	(3,751)
Distributions of capital from equity method investments	150	—	—
Proceeds from the sale of long-lived assets	4,340	3,436	772
Proceeds from insurance reimbursements	1,951	1,415	—
Net cash provided by (used in) investing activities	39,400	(82,604)	(53,686)

See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year Ended June 30,
	2016	2015	2014
Financing activities:
Proceeds from issuance of long-term debt	—	59,925	534,600
Repayments of bank and other borrowings	(42,286)	(11,323)	(588,251)
Purchase of treasury stock	(50,643)	—	—
Net proceeds from initial public offering	—	—	28,480
Financing costs paid	(1,640)	(2,773)	(16,950)
Contributions from affiliates	—	—	49,984
Net cash (used in) provided by financing activities	(94,569)	45,829	7,863
Effect of exchange rate changes on cash	6,474	(7,802)	(816)
Increase (decrease) in cash and cash equivalents	16,486	34,560	(3,755)
Cash and cash equivalents, beginning of year	90,580	56,020	59,775
Cash and cash equivalents, end of year	$107,066	$90,580	$56,020

Supplemental information:
Cash paid for interest	$31,348	$34,633	$40,958
Cash paid for income taxes	$2,349	$1,131	$279
Non-cash investing and financing activities
Property, plant and equipment received not invoiced	$1,302	$2,838	$—
Property, plant and equipment financed by capital lease obligations	$270	$107	$19,565
Exchange of Tranche B Term Loans and Affiliate Loans for equity interest	$—	$—	$1,471,627

See accompanying notes to consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Acquisitions and Dispositions

Note 4 - Earnings (Loss) Per Share

Note 5 - Supplementary Balance Sheet Information

Note 6 - Property, Plant and Equipment

Note 7 - Equity Method Investments

Note 8 - Goodwill and Intangible Assets

Note 9 - Long-Term Debt

Note 10 - Fair Value Measurements

Note 11 - Accumulated Other Comprehensive Income (Loss)

Note 12 - Share-Based Compensation

Note 13 - Income Taxes

Note 14 - Commitments and Contingencies

Note 15 - Employee Benefit Plans

Note 16 - Related Party Transactions

Note 17 - Segment Information

Note 18 - Selected Quarterly Financial Data (Unaudited)

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

The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides helicopter accessed skiing, mountaineering and hiking at eleven lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of 36 Bell helicopters that are also used in the off-season for fire suppression activities and other commercial uses in the United States and Canada. The Company's subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties.

The Real Estate segment is comprised of Intrawest Hospitality Management, Inc. (“IHM”), which principally manages condominium hotel properties in Maui, Hawaii and Mammoth Lakes, California, Playground, a residential real estate sales and marketing business, the Company’s 50.0% interest in Mammoth Hospitality Management L.L.C., the Company's 57.1% economic interest in Chateau M.T. Inc. ("Chateau") and included Intrawest Resort Club Group ("IRCG"), a vacation club business, until the business was sold on January 29, 2016. The Real Estate segment is also comprised of real estate development activities and includes costs associated with these activities, such as planning activities and land carrying costs.

Restructuring

On December 9, 2013, the Company was party to a series of transactions in which the Partnership caused its indirect subsidiaries to contribute 100% of their equity interest in both Intrawest U.S. Holdings Inc., a Delaware corporation (“Intrawest U.S.”), and Intrawest ULC, an unlimited liability company organized under the laws of the Province of Alberta (“Intrawest ULC”), to an indirect subsidiary of the Company. Concurrently, $1.1 billion of notes payable to affiliates, including $723.8 million of accrued and unpaid interest thereon, were exchanged for 42,999,900 shares of the Company's common stock (or 41,881,903 shares after giving effect to the 0.974-for-1 reverse stock split) and subsequently canceled. The Company's subsidiaries were released from all obligations, including guarantor obligations, in respect of an additional $355.6 million of notes payable to affiliates (the "Third Lien Loan"), including $145.6 million of accrued and unpaid interest thereon. These transactions are collectively referred to as the “Restructuring”. The accompanying consolidated statements of operations include interest expense related to the notes payable to affiliates of $119.9 million for the year ended June 30, 2014.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Restructuring was accounted for as a transaction among entities under common control as Intrawest Resorts Holdings, Inc. and the Partnership was and continue to be under the common control of entities managed or controlled by Fortress Investment Group, LLC, (collectively “Fortress”). After the Restructuring and the completion of the Company's initial public offering in February 2014, Fortress beneficially owned 60.1% of the voting and economic equity interest of the Company. As of June 30, 2016, Fortress beneficially owned approximately 68.0% of the Company's outstanding shares. The Company is the parent holding company of the businesses conducted by Intrawest U.S. and Intrawest ULC and their respective subsidiaries. Due to the entities being under common control, the assets, liabilities and equity contributed to the Company were recorded at their historical carrying values on the consolidated balance sheet. The accompanying consolidated statements of operations include the historical results of the Partnership combined with the results of the Company since the Restructuring. The consolidated statements of equity include $2.8 billion of accumulated net losses attributable to the partners, which were converted to and reflected as an accumulated deficit of the Company. The historical contributed capital from partners of $1.4 billion, combined with the debt to equity conversion from the Restructuring was converted to and reflected as additional paid-in capital (“APIC”). The consolidated statement of cash flows for the year ended 2014 reflects the activity of the historical Partnership balances combined with those of the Company since the Restructuring. As a result of the Restructuring, the accompanying consolidated balance sheet as of June 30, 2014 reflects the removal of approximately $4.1 million in total assets as the European operations of the Partnership were not contributed to the Company in connection with the Restructuring. In addition, the accompanying consolidated balance sheet as of June 30, 2014 reflects an additional $1.5 billion of APIC related to the conversion of the $1.1 billion of affiliate debt and the removal of the principal balance and accrued and unpaid interest of the Third Lien Loan.

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

The Company owns a 20.0% equity interest in Alpine Helicopters, Inc. ("Alpine Helicopters"). Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH operations. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by a trust for the benefit of the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying consolidated financial statements. As of June 30, 2016, Alpine Helicopters had total assets of $11.5 million and total liabilities of $5.0 million.

On September 19, 2014 (the "Acquisition Date"), the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc. (“Blue Mountain Holdings”) as described in Note 3, "Acquisitions and Dispositions". The accompanying consolidated financial statements reflect the Company's equity method investment in Blue Mountain prior to the Blue Mountain Acquisition and the consolidated results for the period from the Acquisition Date through June 30, 2016.

On January 29, 2016 (the "Disposition Date"), the Company, through its wholly owned indirect subsidiaries, Intrawest U.S. Holdings Inc. and Intrawest ULC, entered into a definitive agreement (the “Purchase Agreement”) to sell IRCG to Diamond Resorts Corporation (the “Purchaser”) and Diamond Resorts International, Inc. (together with the Purchaser, “Diamond”) as described in Note 3, "Acquisitions and Dispositions". The results of IRCG were included in the Company's consolidated financial statements until the Disposition Date. Subsequent to the Disposition Date, IRCG was no longer consolidated in the Company's consolidated financial statements.

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

Interest income on notes receivables is recognized on an accrual basis when earned. Interest income was $2.9 million, $4.2 million and $4.7 million for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Real estate held for development is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of a particular real estate property exceeds the estimated net realizable value. The Company recorded an impairment charge of $0.6 million in the year ended June 30, 2014 primarily related to legacy and non-core operations. The Company did not incur comparable charges in either of the years ended June 30, 2016 or 2015.

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

The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. In testing goodwill for impairment, the Company determines the estimated fair value of its reporting units based upon a discounted future cash flow analysis.

Goodwill is the Company's only indefinite-lived intangible asset. Definite-lived intangible assets are amortized using the straight line method over the shorter of their contractual term or estimated useful lives.

The Company's major finite-lived intangible asset categories and estimated useful lives are as follows:

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

Liabilities for insurance-related assessments are not discounted. As of June 30, 2016 and 2015, $1.9 million and $1.6 million of the liability balances are included in accounts payable and accrued liabilities, respectively, on the consolidated balance sheets and $8.2 million and $6.5 million, respectively, are included in other long-term liabilities.

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

(i)
Mountain segment revenue is derived from a wide variety of sources, including sales of lift products (including season passes), ski school operations, retail sales, equipment rentals, lodging operations and food and beverage operations. Persuasive evidence is obtained and collection of funds is assured through cash transactions or credit card validation at the point of sale. Revenue is recognized as goods are delivered or services are performed. Season pass revenue, although primarily collected prior to the ski season, is recognized in our consolidated financial statements during the ski season based on the estimated average number of visits by season pass holders in each month during the ski season, which is based on historical three-year average visitation by season pass holders at our resorts. Frequency product revenue is recognized as used, and unused portions are recognized based on the prior three-year average usage for each frequency product.

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

(iii)
The Real Estate segment earns revenue from IHM and Playground, as well as from IRCG prior to the Disposition Date. IHM generates revenue from managing rental operations at the Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California. Playground earns revenue from the commissions on the sales of real estate. The Company also manages commercial real estate for owned properties and third parties. IRCG generated revenue from the sale of vacation points, management of properties for Club Intrawest, an unaffiliated, not-for-profit entity, management of a private exchange company, and income on the receivables portfolio. Vacation points revenue associated with membership in the vacation ownership business of IRCG was recognized when the purchaser paid the amount due on closing, all contract documentation had been executed and all other significant conditions of sale were met. The Company followed real estate time-sharing accounting principles, which set out specific guidelines for assessing whether the buyer’s initial and continuing investments were adequate to demonstrate a commitment to pay for the property. Such a demonstration was required for the seller of a time-sharing arrangement to recognize profit by the full accrual method. Sales were recorded upon closing when profitability could be determined and collectability could be reasonably assured. Buyers could finance a portion of the sales price through nonrecourse loans.

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

Advertising Costs

The Company expenses advertising costs at the time such advertising occurs. Advertising costs are classified in operating expenses on the consolidated statements of operations and were $17.0 million, $17.4 million and $16.5 million for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Employee Benefit Plans

Substantially all of the Company’s employees are covered by Company-sponsored defined contribution plans in the U.S. and Canada. The Company’s contributions to these plans are based on a percentage of employee compensation. These plans are funded on a current basis.

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

The fair value of the Senior Debt (as defined in Note 9, “Long-Term Debt”) was estimated using quoted prices for the Company's instruments in markets that are not active and was considered a Level 2 measure. The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

The Company’s long-term debt obligations are not measured and carried at fair value on a recurring basis. The Company’s debt is initially recorded based upon historical cost. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of regulatory insurance limits. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and small transactions associated with the Company’s consumer and retail operations and the wide variety of customers and markets in which the Company transacts business. No customer represented 10% or more of total revenue or receivables during the years ended June 30, 2016, 2015 and 2014. Where the Company provides financing, the Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for interim and annual periods beginning after December 15, 2019, with a modified-retrospective approach. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"), which clarifies the guidance in Topic 606 on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU No. 2016-12 do not change the core principles of the guidance in Topic 606. This update is effective for the Company beginning July 1, 2018, the same date as the effective date and transition requirements for Topic 606. The Company is currently evaluating the impact that this update will have on its ongoing financial reporting.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU No. 2016-10"), which clarifies the identification of performance obligations and the licensing implementation guidance in Topic 606. The amendments in ASU No. 2016-10 do not change the core principles of the guidance in Topic 606. This update is effective for the Company beginning July1, 2018, the same as the effective date and transition requirements for Topic 606. The Company is currently evaluating the impact that this update will have on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This update is part of the FASB's simplification initiative and is intended to simplify accounting for stock-based compensation. The guidance requires that excess tax benefits or deficiencies be recognized in income tax expense or benefit in the income statement, rather than recognized in additional paid-in capital. The guidance allows the Company to elect whether to recognize forfeitures as they occur or use an estimated forfeiture assumption in estimating the number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). This update is intended to reduce diversity in practice by providing explicit guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-05 as of July 1, 2016 and will apply the guidance prospectively for all arrangements entered into or materially modified after July 1, 2016. The Company will include the related disclosure requirements, as applicable, in the fiscal 2017 first quarter filing.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). This update (i) amends the criteria for determining which entities are considered VIEs or voting interest entities, (ii) amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest, (iii) amends the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) ends the deferral previously granted to certain investment companies for application of the VIE consolidation model. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-02 as of July 1, 2016. The adoption did not have a material impact on the Company's consolidated financial statements. The Company will include the related disclosure requirements, as applicable, in the fiscal 2017 first quarter filing.
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

Notes to Consolidated Financial Statements

3.     Acquisitions and Dispositions

IRCG Transaction

On November 24, 2015, the Company, through Intrawest U.S. and Intrawest ULC, entered into a definitive agreement to sell IRCG, its vacation club business, to Diamond for gross proceeds of $84.6 million, which included certain purchase price adjustments (the "IRCG Transaction"). The purchase price consisted of cash consideration and the assumption of certain liabilities, including certain lease obligations and certain other continuing contractual obligations.

Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of the Company. The accompanying consolidated balance sheet as of June 30, 2016 reflects the removal of the assets and liabilities sold in the IRCG Transaction. The IRCG Transaction resulted in a pre-tax gain of $40.4 million, which is included in the gain on sale of IRCG line item in the accompanying consolidated statement of operations for the year ended June 30, 2016. Due to the Company's net operating losses for tax purposes in the U.S. and Canada, there were no cash taxes or any impact on the effective tax rate as a result of the IRCG Transaction.

The following table shows the components of assets and liabilities of IRCG classified as held for sale in the Company's consolidated balance sheet as of June 30, 2015 (in thousands):

June 30, 2015
Restricted cash	$228
Receivables, net	6,592
Inventories	14,329
Other current assets	2,007
Property, plant and equipment, net of accumulated depreciation	2,071
Real estate held for development	3,085
Long-term receivables and other assets, net	24,803
Total assets classified as held for sale	$53,115
Accounts payable and accrued liabilities	$4,334
Deferred revenue and deposits	5,621
Total liabilities classified as held for sale	$9,955

Prior to the IRCG Transaction, IRCG allowed deferred payment terms that exceeded one year for customers purchasing vacation points. A note receivable existed when all contract documentation had been executed. Notes receivable primarily consisted of nonrecourse installment loans. The Company performed a credit review of its notes receivable individually each reporting period to determine if an allowance for credit losses was required. As of June 30, 2015, gross notes receivable were $29.9 million, of which $5.1 million was included in current receivables on the consolidated balance sheet prior to being classified as held for sale. As of June 30, 2015, the allowance for credit losses on the notes receivable was $1.9 million, of which $0.9 million was included in current receivables on the consolidated balance sheet prior to being classified as held for sale.

Blue Mountain Acquisition

On September 19, 2014, the Company acquired the remaining 50.0% equity interest in Blue Mountain that the Company did not already own from Blue Mountain Resorts Holdings Inc. The Company has included the financial results of Blue Mountain in the accompanying condensed consolidated financial statements since the Acquisition Date. The total consideration transferred to acquire Blue Mountain was $109.6 million, which consisted of $54.8 million in cash and $54.8 million for the previously held equity interest. The valuation of the Company's previously held equity interest resulted in a loss of $1.5 million included within loss on remeasurement of equity method investment in the accompanying consolidated statements of operations for the year ended June 30, 2015.

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

On January 12, 2016, the Company announced the commencement of a modified “Dutch auction” self-tender offer ("Tender Offer") to purchase for cash up to $50.0 million of shares of its common stock at a price per share not greater than $10.00 nor less than $9.00, less applicable withholding taxes and without interest. The Tender Offer expired on February 10, 2016. The Company purchased approximately 5.6 million shares of its common stock at a purchase price of $9.00 per share. The tendered shares were accounted for as treasury stock, at cost including $0.6 million of transaction related expenses paid to third parties, and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

As of June 30, 2016, 2015 and 2014, the effect of 1.2 million, 1.0 million and 0.1 million potentially dilutive securities, respectively, were not included in the calculation of EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data):

	Year Ended June 30,
	2016	2015	2014
Basic earnings (loss) per share:
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$40,873	$(6,920)	$(189,417)
Weighted average common shares outstanding	43,236	45,099	43,132
Basic earnings (loss) per share	$0.95	$(0.15)	$(4.39)

Diluted earnings (loss) per share:
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$40,873	$(6,920)	$(189,417)
Weighted average common shares outstanding	43,236	45,099	43,132
Dilutive effect of share-based payment awards	34	—	—
Weighted average dilutive shares outstanding	43,270	45,099	43,132
Diluted earnings (loss) per share	$0.94	$(0.15)	$(4.39)

5.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Trade receivables	$37,441	$36,458
Loans, mortgages and notes receivable	50	435
Allowance for doubtful accounts	(831)	(717)
Total current receivables	$36,660	$36,176

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Prepaid expenses and other assets

Prepaid expenses and other assets as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Capital spares	$11,628	$11,640
Prepaid insurance	4,813	5,345
Prepaid expenses and other assets	4,640	4,716
Total prepaid expenses and other assets	$21,081	$21,701

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Trade payables	$48,353	$52,372
Accrued liabilities	16,516	10,518
Total accounts payable and accrued liabilities	$64,869	$62,890

Current deferred revenue and deposits

Current deferred revenue and deposits as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Season pass and other deferred revenue	$42,343	$39,216
Lodging and tour deposits	25,548	23,178
Deposits on real estate sales	46	47
Total current deferred revenue and deposits	$67,937	$62,441

Other long-term liabilities

Other long-term liabilities as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Pension liability, net of funded assets	$33,550	$33,150
Forgivable government grants	7,719	8,950
Other long-term liabilities	19,391	18,021
Total other long-term liabilities	$60,660	$60,121

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

6.    Property, Plant and Equipment

Property, plant and equipment, net, including capital lease assets, as of June 30, 2016 and 2015, consisted of the following (in thousands):

	June 30,
	2016	2015
Land	$47,257	$47,856
Buildings and building improvements	310,344	300,942
Ski lifts and area improvements	276,343	272,032
Automotive, helicopters and other equipment	292,776	284,271
Golf course improvements	23,757	23,638
Gross property, plant and equipment	950,477	928,739
Less: accumulated depreciation	(438,991)	(401,553)
Property, plant and equipment, net	$511,486	$527,186

As of June 30, 2016 and 2015, the carrying value of leased assets was $32.2 million and $31.9 million, respectively, net of accumulated amortization of $8.0 million and $6.8 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Depreciation expense for property, plant and equipment for the years ended June 30, 2016, 2015 and 2014 was $55.1 million, $53.1 million and $48.9 million, respectively.

During the year ended June 30, 2014, certain asset groups related to legacy and non-core operations experienced deteriorated financial performance, reduced profitability, and forecasted future losses, which were indicators of potential impairment. The Company tested the recoverability of certain asset groups using projected future undiscounted cash flows and recorded an impairment charge of $0.2 million. There were no comparable charges in the years ended June 30, 2016 or 2015.

7.     Equity Method Investments

The Company had the following ownership interest in its equity method investments as of June 30, 2016:

Equity Method Affiliates	Ownership Interest
Chateau M.T. Inc.	49.5%
Mammoth Hospitality Management, LLC	50.0%
MMSA Investors, LLC	14.8%
Mammoth Resorts LLC	14.9%

The Company holds less than a 20% ownership interest in MMSA Investors, LLC and Mammoth Resorts LLC, (together with MMSA Investors, LLC collectively referred to herein as the "Mammoth family of resorts"); however, the equity method is used to account for these investments because the Company believes it exercises significant influence over the Mammoth family of resorts in part by holding a seat on each of the boards of directors, which have eight members and three members, respectively.

The Company holds a 49.5% voting interest in Chateau with a non-voting debt interest that can be converted to voting interest, resulting in up to a 57.1% economic interest in Chateau.

Financial information for the Company's equity method investments in the aggregate is summarized below and includes the Company's 50.0% equity investment in Blue Mountain Resorts Limited prior to the Blue Mountain Acquisition for all relevant periods presented (in thousands):

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Year Ended June 30,
	2016	2015	2014
Revenue	$251,766	$163,992	$213,082
Operating expenses	19,282	19,438	16,785
Gross profit	232,484	144,554	196,297
Income (loss) from operations	11,433	(21,297)	(7,377)
Net income (loss)	10,443	(21,484)	(7,176)
Income (loss) attributable to noncontrolling interest	8,510	(17,674)	(6,905)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$1,933	$(3,810)	$(271)

	June 30,
	2016	2015
Current assets	$110,054	$45,461
Noncurrent assets	423,671	455,994
Total assets	533,725	501,455
Current liabilities	79,929	59,054
Noncurrent liabilities	271,868	251,172
Total liabilities	351,797	310,226
Equity attributable to shareholders of investees	172,870	183,695
Equity attributable to noncontrolling interest	9,058	7,534
Total equity	181,928	191,229
Intrawest Resorts Holdings, Inc. equity investment	$26,398	$25,394

The Company's carrying amount of its equity method investments reflects its expectation of cash to be realized from its interests in the net assets of the affiliate, taking into account the return order of equity distribution per the respective agreements. The difference between the carrying value and the underlying equity in net assets is primarily comprised of goodwill.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

8.	Goodwill and Intangible Assets

Goodwill

The goodwill balance as of June 30, 2016 and 2015 was $106.0 million and $106.5 million, respectively. Goodwill of $104.8 million and $1.2 million is included in the Mountain and Real Estate segment, respectively. Goodwill is not amortized. There is no goodwill for income tax purposes with the exception of the goodwill recorded as a result of the Blue Mountain Acquisition. This goodwill is included in the cost basis for income tax purposes. The Company did not record any impairment charges related to goodwill in the years ended June 30, 2016, 2015 and 2014.

Intangible Assets Other Than Goodwill

Finite-lived intangible assets as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30, 2016
	Cost	Accumulated Amortization	Net Book Value
Permits and licenses	$12,732	$4,866	$7,866
Trademarks and trade names	73,561	33,388	40,173
Customer relationships	18,331	16,159	2,172
Other	8,906	8,891	15
	$113,530	$63,304	$50,226

	June 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Permits and licenses	$13,278	$4,558	$8,720
Trademarks and trade names	74,645	30,183	44,462
Customer relationships	18,987	15,700	3,287
Other	9,172	9,140	32
	$116,082	$59,581	$56,501

Amortization expense for intangible assets for the years ended June 30, 2016, 2015 and 2014 was $5.0 million, $6.0 million and $6.5 million, respectively.

Amortization expense for intangible assets for the next five fiscal years is estimated to be as follows (in thousands):

2017	$5,170
2018	5,155
2019	4,387
2020	4,174
2021	4,174

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

9.	Long-Term Debt

Long-term debt, net of original issue discount ("OID") and debt issuance costs, as of June 30, 2016 and 2015 consisted of the following (in thousands):

		June 30,
	Maturity	2016	2015
Senior Debt	2020	$554,480	$591,297
Other debt obligations	2016-2023	1,172	2,096
Less: unamortized OID and debt issuance costs		(17,860)	(19,552)
Total		537,792	573,841
Less: Long-term debt due within one year		497	6,919
Total long-term debt		$537,295	$566,922

Senior Debt

In conjunction with the Restructuring, one of the Company’s subsidiaries, as borrower, and several of the Company's U.S. subsidiaries, as guarantors, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partners LLC, as administrative agent, providing for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, primarily to finance the Blue Mountain Acquisition described in Note 3, "Acquisitions and Dispositions". The proceeds were also used to pay certain fees, commissions and expenses related to the Blue Mountain Acquisition and for working capital. The Incremental Amendment has the same terms and maturity date as the original Term Loan. While the Fourth Amendment resulted in certain changes to the Company's incremental borrowing capacity, the Company continues to have the ability to increase the borrowings on the Term Loan under certain circumstances and subject to certain criteria as outlined in the Fourth Amendment; so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants of the Credit Agreement.

On April 29, 2015, certain of the subsidiaries of the Company that guarantee the Company’s Senior Debt executed the second amendment (the “Second Amendment”) to the Company’s existing Credit Agreement.  The Second Amendment adjusted the Company’s Term Loan to reduce the applicable margin for borrowings under the Term Loan from 4.50% to 3.75% for Eurodollar rate loans. All other terms and conditions of the Second Amendment are consistent with the Credit Agreement.

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
On April 8, 2016, certain of the Company's subsidiaries, that are borrowers or guarantors of the Company’s Senior Debt, entered into the Fourth Amendment (the "Fourth Amendment") to the Company’s existing Credit Agreement. Upon execution of the Fourth Amendment, the Company repaid $25.0 million of Term Loan borrowings with cash on hand. The Fourth Amendment secured financial and strategic flexibility for the Company, among other items, and increased the applicable margins for base rate loans and Eurodollar rate loans under the Term Loan from 2.75% to 3.00% and from 3.75% to 4.00%, respectively.
The Term Loan has a maturity date of December 9, 2020. Borrowings under the Credit Agreement, including the Term Loan, LC Facility and Revolver, bear interest, at the Company's option, at a rate equal to either a Eurodollar rate loan or a base rate, in each case plus the applicable margin. The Term Loan currently bears interest based upon the LIBOR-based rate subject to a LIBOR floor of 1.00%. The Credit Agreement requires scheduled quarterly principal payments in the amount of $1.5 million. On January 29, 2016, the Company made an excess cash flow prepayment of $8.8 million as defined in the Credit Agreement. Due to the excess cash flow prepayment, the Company does not expect to make another scheduled principal payment until the fourth quarter of fiscal 2017.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company's current applicable margin is 4.00% under the Term Loan, 3.75% under the Revolver and 4.50% under the LC Facility.

The net cash proceeds from the Term Loan were reduced by an OID of 0.9%, or $5.5 million, after giving effect to the Incremental Amendment. The OID is amortized into interest expense using the effective interest method. There was $3.6 million and $4.3 million of unamortized OID remaining as of June 30, 2016 and 2015, respectively.

The Company has incurred $21.4 million of debt issuance costs in connection with the Senior Debt, which is presented as a direct reduction of the carrying value of the long-term debt on the accompanying consolidated balance sheets. These costs are amortized into interest expense using the effective interest method. There was $14.2 million and $15.2 million of unamortized costs remaining as of June 30, 2016 and 2015, respectively.

The borrower's obligations under the Credit Agreement are supported by guarantees of substantially all of the Company's material U.S. subsidiaries. The guarantees are further collateralized by mortgages and other security interests in certain properties and assets held by U.S. subsidiaries of the Company. The collateral includes both general and specific assets.

The Credit Agreement provides for affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants restrict, among other things, the ability of the Company's subsidiaries to incur indebtedness, dispose of property, reinvest the proceeds from certain asset sales, or make investments or distributions. It also includes customary cross-default provisions with respect to certain other borrowings of the Company's subsidiaries. Additionally, the Credit Agreement requires the borrower to comply with a total secured debt leverage ratio on the last day of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at June 30, 2016.

The LC Facility and the Revolver each have a maturity date of December 9, 2018. The LC Facility includes fronting fees of 25 basis points and a commitment fee of 37.5 basis points on the first 15% of unutilized commitments. There were $42.8 million and $45.4 million of irrevocable standby letters of credit outstanding under the LC Facility at June 30, 2016 and 2015, respectively. The Revolver includes commitment fees of 37.5 basis points. There were no outstanding borrowings under the Revolver or draws on our outstanding letters of credit under the LC facility as of June 30, 2016 and 2015.

Other Debt Obligations

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations is 5.3% for the year ended June 30, 2016.

Maturities

Current maturities represent principal payments due in the next 12 months. As of June 30, 2016, the long-term debt aggregate maturities for the 12 month period ended June 30 of each of the following years are set forth below (in thousands):

2017	$497
2018	6,131
2019	6,140
2020	6,147
2021	536,442
Thereafter	295

Interest Expense

The Company recorded interest expense of $40.4 million, $43.9 million, and $172.9 million in the consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014, respectively, of which $3.6 million, $3.2 million, and $5.5 million, respectively, was amortization of deferred financing costs and the OID.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

In October 2006, the Company entered into interest rate swap contracts to minimize the impact of changes in interest rates on its cash flows for certain of the Company’s floating bank rates and other indebtedness. The outstanding swap contracts were terminated on October 11, 2008. The fair value of the swap contracts at October 11, 2008 was a liability of $111.4 million. The remaining terminated swap liability of $0.7 million as of June 30, 2016 is recorded in AOCI and will be recognized periodically through March 31, 2017 through interest expense. The portion included in interest expense in the consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 was $1.2 million, $1.5 million, and $3.4 million, respectively.

10.	Fair Value Measurements

As of June 30, 2016 and 2015, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

A summary of the carrying amount and fair value of the Company's financial instruments for which there is a difference between the carrying value and fair value is as follows (in thousands):

	June 30, 2016		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$554,480	$555,173	591,297	$595,362
Other debt obligations	1,172	971	2,096	1,793

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

11.	Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, by component, for the years ended June 30, 2016, 2015 and 2014 (in thousands):

	Realized portion on cash flow hedge (a)	Actuarial loss on pensions (b)	Foreign currency translation adjustments	Total
As of June 30, 2013	$(6,704)	$(10,453)	$166,544	$149,387
Restructuring transactions on December 9, 2013	—	—	52,670	52,670
Other comprehensive income (loss) before reclassifications	—	(4,530)	—	(4,530)
Amounts reclassified from AOCI	3,398	814	—	4,212
Foreign currency translation adjustments	(41)	85	(4,060)	(4,016)
Net current period other comprehensive income (loss)	3,357	(3,631)	48,610	48,336
As of June 30, 2014	$(3,347)	$(14,084)	$215,154	$197,723
Other comprehensive income (loss) before reclassifications	—	(209)	—	(209)
Amounts reclassified from AOCI	1,486	985	—	2,471
Foreign currency translation adjustments	(58)	1,358	(55,906)	(54,606)
Net current period other comprehensive income (loss)	1,428	2,134	(55,906)	(52,344)
As of June 30, 2015	$(1,919)	$(11,950)	$159,248	$145,379
Other comprehensive income (loss) before reclassifications	—	(3,409)	—	(3,409)
Amounts reclassified from AOCI	1,195	817	—	2,012
Foreign currency translation adjustments	(9)	300	(12,353)	(12,062)
Net current period other comprehensive income (loss)	1,186	(2,292)	(12,353)	(13,459)
As of June 30, 2016	$(733)	$(14,242)	$146,895	$131,920

(a)	Amounts reclassified from AOCI are included in interest expense on third party debt in the accompanying consolidated statements of operations.

(b)	Amounts reclassified from AOCI are included in operating expenses in the accompanying consolidated statements of operations.

12.	Share-Based Compensation

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

A total of 1,294,645 shares of common stock were available for future grant under the Plan at June 30, 2016.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Restricted Stock Awards

As of June 30, 2016, the Board of Directors had granted 955,809 restricted stock units to the Company’s officers and employees, and 25,000 shares of restricted stock to the Company’s non-employee directors (collectively referred to herein as the "Restricted Stock Awards"). Restricted Stock Awards generally vest ratably upon the satisfaction of a defined service condition. The restricted stock is legally outstanding upon grant subject to restrictions that lapse as the award vests. Upon vesting, each restricted stock unit is exchanged for one share of the Company’s common stock or cash, at the Company’s discretion. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the grant date. The related compensation expense is recognized over the applicable requisite service period.

A summary of Restricted Stock Awards activity during the years ended June 30, 2016 and 2015 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Total unvested awards - June 30, 2014	784,727	$11.97
Granted	97,470	10.26
Vested	(276,199)	11.97
Forfeited	(269,493)	12.00
Total unvested awards - June 30, 2015	336,505	$11.45
Granted	25,000	7.82
Vested	(142,111)	11.58
Forfeited	(41,700)	11.78
Total unvested awards - June 30, 2016	177,694	$10.75

The total fair value of Restricted Stock Awards vested for the years ended June 30, 2016 and 2015 was $1.4 million and $3.0 million, respectively.

The outstanding unvested Restricted Stock Awards at June 30, 2016 are scheduled to vest in each fiscal year as follows:

Vesting Date	Number of Awards
2017	128,464
2018	40,880
2019	8,350
Total	177,694

Stock Options

During the year ended June 30, 2015, the Board of Directors granted the Company's current Chief Executive Officer ("CEO") an option to purchase 2,700,000 shares (the "Options") under the Plan with a contractual term of 10 years. The Options have a weighted average exercise price of $11.25 and will become vested and exercisable over a three-year period, provided that the CEO remains in continuous employment with the Company. The related compensation expense is recognized over the applicable requisite service period.

The fair value of the Options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

Expected stock price volatility	32.5%
Expected term (in years)	6.3
Risk-free interest rate	1.8%
Dividend yield	0.0%
Weighted average fair value per option	$3.46

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The risk-free interest rate is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury bonds with maturities that approximate the expected term. The Company used the simplified method to estimate the expected term as it does not have sufficient historical exercise data given its limited history of employee grants. The simplified method, permitted by the Securities and Exchange Commission ("SEC"), is calculated as the average of the vesting period and the contractual term of the options.

The expected stock price volatility is derived from historical volatilities of several public companies within industries related to the Company. The historical volatility of selected peer companies is weighted based on certain qualitative factors including size, industry, and availability of historical data and combined to produce a single volatility factor.

The outstanding unvested Options at June 30, 2016 are scheduled to vest in each fiscal year as follows:

Vesting Date	Number of Options
2017	1,350,000
2018	1,350,000
Total	2,700,000

Share-Based Compensation Expense

For the years ended June 30, 2016 and 2015, there was $1.6 million and $2.7 million, respectively, of compensation expense related to the Restricted Stock Awards and $2.3 million and $1.4 million, respectively, of compensation expense related to the Options. Compensation expense related to the Restricted Stock Awards and Options is included in operating expenses in the accompanying consolidated statements of operations.

As of June 30, 2016, there was $1.0 million and $3.2 million of unrecognized compensation expense related to the unvested Restricted Stock Awards and the Options, respectively, both of which are expected to be recognized over a weighted average period of approximately 1.4 years.

13.	Income Taxes

The United States and foreign components of income tax expense (benefit) consisted of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014
United States	$119	$(1,147)	$57
Foreign	1,654	(2,755)	620
	$1,773	$(3,902)	$677

The components of income tax expense (benefit) from continuing operations consisted of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014
Current income taxes:
United States	$119	$(1,147)	$57
Foreign	1,584	1,031	515
Total current income tax (benefit) expense	1,703	(116)	572
Deferred income taxes:
United States	—	—	—
Foreign	70	(3,786)	105
Total deferred income tax (benefit) expense	70	(3,786)	105
	$1,773	$(3,902)	$677

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

In the year ended June 30, 2016, we recognized $1.8 million of tax expense related to tax paying entities primarily in Canada. In the year ended June 30, 2015, as a result of the acquisition of the remaining 50.0% equity interest in Blue Mountain, and the subsequent restructuring of the wholly owned interest, the Company was able to reverse $3.1 million of a deferred tax liability and $0.7 million of income tax payable, both of which were reflected in the deferred tax provision.
For all years presented, the reconciliation of income taxes is calculated at the blended statutory federal rates of the United States and Canada. The reconciliation of income taxes to the actual income tax expense (benefit) is as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Income tax at blended statutory federal rate	$12,618	$(2,119)	$(52,141)
State tax, net of federal benefit	(246)	197	(4,296)
Foreign exchange rate differential	6,571	26,630	2,191
Nondeductible impairments and expenses	619	634	642
Unrealized foreign exchange impact	(6,091)	(3,928)	(10,538)
Change in tax laws and rates	(7,375)	(2,080)	(476)
Change in valuation allowance	5,935	(21,213)	65,295
Other one-time items	(10,258)	(2,023)	—
Income tax expense (benefit)	$1,773	$(3,902)	$677

There were certain one-time tax benefits that impacted the income tax provision. In the year ended June 30, 2016, $10.3 million related to tax basis differences recognized on the sale of IRCG in the U.S. and Canada. In the year ended June 30, 2015, in the U.S., there was a reversal of a previously accrued tax expense and a revised estimate of the income taxes payable, which resulted in a combined benefit of $1.3 million. In Canada, there was a reversal of $0.7 million of income taxes payable as a result of the acquisition of the remaining 50.0% equity interest in Blue Mountain and the subsequent restructuring of the wholly owned interest.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities as of June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Deferred tax assets:
Real estate held for development	$38,579	$37,582
Loss carryforwards	499,229	500,485
Differences in working capital deductions for tax and accounting purposes	15,905	16,113
Bank and other indebtedness	4,359	2,303
Intangible assets	6,507	7,189
Investments	3,429	3,598
Property, plant and equipment	12,988	8,273
Other	14,213	18,948
Total gross deferred tax assets	595,209	594,491
Valuation allowance	(592,027)	(586,092)
Net deferred tax assets	3,182	8,399
Deferred tax liabilities
Property, plant and equipment	159	3,227
Investments	3,161	2,927
Intangible assets	11	2,324
Total gross deferred tax liabilities	3,331	8,478
Net deferred tax liabilities	$149	$79
As of each of the years June 30, 2016 and 2015, net deferred tax liabilities of $0.1 million are included within other long-term liabilities on the consolidated balance sheets. The gross deferred tax liability is noncurrent and the deferred tax asset, net of the valuation allowance, is also noncurrent. There is no current deferred tax asset due to the valuation allowance.

The increase in the net deferred tax liability from fiscal 2015 to fiscal 2016 is primarily the result of certain Canadian operations. The Company has net operating loss carryforwards for income tax purposes of approximately $1,436 million and $1,465 million as of June 30, 2016 and 2015, respectively, that are available to offset future taxable income and will expire in varying amounts over the next 20 years.

The Company’s net operating loss carryforwards pertaining to federal and foreign jurisdictions will primarily expire after 2025 and consisted of the following (in thousands):

	June 30,
	2016	2015
United States	$954,351	$951,713
Canada	481,714	513,580
	$1,436,065	$1,465,293
The Company believes that uncertainty exists with respect to the future realization of the loss carryforwards and a full valuation allowance has been established for the net operating loss carryforwards. The Company has concluded that it is not more likely than not that the benefit of these losses will be utilized prior to their expiration date.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states, Canada federal jurisdiction and various provinces. With few exceptions, the Company is no longer subject to federal, state and local examinations by the tax authorities in most jurisdictions for years ending before June 30, 2013. There are currently no ongoing tax examinations in any of the jurisdictions in which the Company files income tax returns.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance as of July 1	$6,737	$9,576	$19,821
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions due to Restructuring	—	—	(293)
Reductions for tax positions of prior years	(2,530)	(2,839)	(9,952)
Balance as of June 30	$4,207	$6,737	$9,576

The remaining uncertain tax benefits balance at June 30, 2016, if recognized, would only reduce net operating losses in the United States and would have no impact on the annual effective tax rate.

Included in the unrecognized tax benefits balance as of June 30, 2016 were $2.9 million of tax positions, which the Company expects will change within 12 months due to settlement or expiration of statutes of limitation.

14.	Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $42.8 million and $45.4 million at June 30, 2016 and 2015, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

Notes to Consolidated Financial Statements

Government Grants and Loans

The federal government of Canada and the provincial government of Quebec have granted financial assistance to certain subsidiaries of the Company in the form of reimbursable loans and forgivable grants for the construction of specified tourist facilities at Tremblant. The unamortized balance of forgivable government grants received is included in other long-term liabilities in the accompanying consolidated balance sheets and recorded as a reduction in depreciation expense of the related fixed asset or a reduction in cost of sales for property under development at the time a sale is recognized. Reimbursable government loans are included in long-term debt and long-term debt due within one year in the accompanying consolidated balance sheets. The reimbursable government loans have a weighted average borrowing rate of 6.4%.

Reimbursable government loans and forgivable grants as of June 30, 2016 and 2015 in CAD and USD equivalent are as follows (in thousands):

	June 30,
	2016		2015
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$241	$185	$1,237	$992
Grants
Received	$89,298	$68,643	$89,298	$71,587
Future advances	31,421	24,153	31,421	25,189
Total grants	$120,719	$92,796	$120,719	$96,776

Commitments

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Debt principal and interest	$28,654	$34,229	$34,614	$35,333	$549,618	$291	$682,739
Capital leases obligations	4,848	5,595	5,579	5,572	5,509	63,992	91,095
Operating leases	9,321	6,601	5,510	3,791	2,530	4,983	32,736
Purchase obligations and service contracts	4,953	2,445	913	317	—	—	8,628
Total commitments	$47,776	$48,870	$46,616	$45,013	$557,657	$69,266	$815,198

Capital lease obligations above includes total minimum lease payments of $91.1 million and amounts representing interest of approximately $52.6 million, resulting in a present value of net minimum lease payments of $38.5 million. Capital lease obligations are primarily for equipment except for the lease of Winter Park ski resort. The Winter Park capital lease requires annual payments, a portion of which are contingent on future annual gross revenue levels. As such, the obligation associated with the contingent portion of the payments is not readily determinable and has not been recorded. The Company is contractually obligated to make certain debt service payments on behalf of Winter Park Recreational Association ("WPRA") as a requirement of the lease agreement. Subsequent to June 30, 2016, the WPRA refinanced its debt obligation resulting in the debt becoming due August 31, 2021. As a result, the Company reclassified the related portion of its capital lease obligation from short-term to long-term in the consolidated balance sheet as of June 30, 2016 as well as reflected the revised cash flow obligations in the Commitments table above.

The leases have remaining terms ranging from 1 years to 36 years and have a weighted average interest rate of 10.0%. Total interest expense related to capital leases for the years ended June 30, 2016, 2015 and 2014 was $3.1 million, $3.3 million and $2.8 million.

Total rent expense recorded in operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 was $15.5 million, $15.5 million and $15.1 million, respectively.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Other

The Company holds forestry licenses and land leases with respect to certain of its resort operations. These leases expire at various times between 2017 and 2047 and provide for annual payments of approximately 2.0% of defined gross revenue. Payments for forestry licenses and land leases for the years ended June 30, 2016, 2015 and 2014 were $3.6 million, $3.1 million and $2.8 million, respectively.

15.	Employee Benefit Plans

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

Benefit Obligations and Funded Status

A summary of the funded status of the Company's pension plans at June 30, 2016 and 2015 is as follows (in thousands):

	Executive plans		Employee plans
	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of year:	$34,547	$40,730	$11,161	$11,530
Interest cost	1,199	1,358	417	419
Actuarial (gains) losses	1,981	(89)	1,080	(36)
Benefits paid	(1,810)	(2,025)	(448)	(752)
Foreign currency translation	(1,425)	(5,427)	—	—
Benefit obligation at end of year	$34,492	$34,547	$12,210	$11,161
Change in plan assets:
Fair value of plan assets at beginning of year:	$5,550	$6,256	$7,008	$6,906
Actual return of assets	56	91	(68)	57
Employer contributions	1,887	2,145	1,202	797
Benefits paid	(1,810)	(2,025)	(448)	(752)
Foreign currency translation	(225)	(917)	—	—
Fair value of plan assets at end of year	$5,458	$5,550	$7,694	$7,008
Funded status as of June 30:
Fair value of plan assets	$5,458	$5,550	$7,694	$7,008
Benefit obligations	34,492	34,547	12,210	11,161
Funded status	$(29,034)	$(28,997)	$(4,516)	$(4,153)
Amounts recognized in Statements of Financial Position:
Noncurrent liabilities	$29,034	$28,997	$4,516	$4,153
Net amount recognized	$29,034	$28,997	$4,516	$4,153
Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$9,584	$8,273	$4,656	$3,676

The net liability of all pension plans is included in other long‑term liabilities on the consolidated balance sheets (see Note 5, "Supplementary Balance Sheet Information"). The accumulated benefit obligation for all pension plans was $46.7 million and $45.7 million as of June 30, 2016 and 2015, respectively.

The Company has issued letters of credit aggregating $32.5 million and $33.9 million as of June 30, 2016 and 2015, respectively, as security for its obligations under the Executive plans.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

The net periodic benefit cost of the Company's pension plans for the years ended June 30, 2016, 2015 and 2014 was as follows (in thousands):

	Executive plans			Employee plans
	2016	2015	2014	2016	2015	2014
Interest cost	$1,199	$1,358	$1,549	$417	$419	$442
Expected return on assets	(67)	(93)	(133)	(269)	(389)	(382)
Amortization of net actuarial loss	381	433	305	314	346	261
Settlement cost	—	—	—	123	206	248
Net periodic benefit cost	$1,513	$1,698	$1,721	$585	$582	$569
Current year actuarial (gain) loss	$1,992	$(87)	$3,681	$1,417	$296	$849
Foreign currency translation	(300)	(1,359)	(85)	—	—	—
Amortization of net actuarial loss	(381)	(433)	(305)	(436)	(552)	(509)
Total recognized in other comprehensive income	$1,311	$(1,879)	$3,291	$981	$(256)	$340
Total recognized in net periodic cost and other comprehensive income	$2,824	$(181)	$5,012	$1,566	$326	$909
As of June 30, 2016, there is approximately $0.9 million of previously unrecognized actuarial losses in AOCI expected to be recognized in net periodic benefit cost during fiscal year 2017. There are no prior service costs.
Assumptions

The discount rates used to determine the obligations of the Executive and Employee plans at the measurement date of June 30, 2016 were based on hypothetical yield curves using high quality corporate bonds in Canada and the U.S. The average timing of benefit payments was compared to average timing of cash flows from the long-term bonds to assess potential timing adjustments. The resulting discount rates were 3.3%, 3.8%, and 3.2% as of June 30, 2016 for the Canadian Executive plans, U.S. Executive plans, and Employee plans, respectively.
The expected long-term rate of return assumption for plan assets, for both the Executive and Employee plans, employs a building block approach based on historical markets and historical relationship between equities and fixed income investments. Current market factors are also evaluated.
The weighted average assumptions used to determine the Company's benefit obligations at June 30 were as follows:

	Executive plans		Employee plans
	2016	2015	2016	2015
Discount rate	3.3%	3.8%	3.2%	3.9%
Expected rate of return on plan assets	1.9%	2.0%	4.2%	4.1%
The weighted average assumptions used to determine the Company's net periodic benefit cost for the years 2016, 2015 and 2014 were as follows:

	Executive plans			Employee plans
	2016	2015	2014	2016	2015	2014
Discount rate	3.8%	3.8%	4.3%	3.9%	3.8%	4.4%
Expected rate of return on plan assets	2.0%	2.4%	2.0%	4.1%	6.1%	6.0%

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Plan Assets
The fair value of plan assets as of June 30, 2016, by asset category, is as follows (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Investments Measured at Net Asset Value	Total
Executive plans:
Cash and cash equivalents:
Cash (1)	$813	$—	$813
Restricted cash (2)	3,809	—	3,809
Investments measured at net asset value (3)	—	836	836
Executive plan total	$4,622	$836	$5,458
Employee plans:
Cash and cash equivalents (4)	$305	$—	305
Investments measured at net asset value (3)	—	7,389	7,389
Employee plan total	$305	$7,389	$7,694
The fair value of plan assets as of June 30, 2015, by asset category, is as follows (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Investments Measured at Net Asset Value	Total
Executive plans:
Cash and cash equivalents:
Cash (1)	$739	$—	$739
Restricted cash (2)	3,850	—	3,850
Investments measured at net asset value (3)	—	961	961
Executive plan total	$4,589	$961	$5,550
Employee plans:
Cash and cash equivalents (4)	$198	$—	$198
Investments measured at net asset value (3)	—	6,810	6,810
Employee plan total	$198	$6,810	$7,008

(1)	This category is cash held in Canadian dollars used to pay benefits and the fair value is the carrying amount.

(2)	This category includes funds that are held in a non-interest bearing refundable tax account by the Receiver General of Canada.

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

Transfers between levels of the fair value hierarchy are recognized at the end of the fiscal year, which generally coincides with the Company's valuation process. During the years ended June 30, 2016 and 2015, there were no pension asset transfers between the levels of the fair value hierarchy.
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
The asset allocation strategy varies by plan. The following table reflects the 2016 target asset allocation, as well as the actual asset allocations, by asset category, for the Company's pension plans as of June 30, 2016 and 2015:

	2016 Target Allocation	Executive plans		2016 Target Allocation	Employee plans
Asset Category		2016	2015		2016	2015
Equity securities	3%	4%	4%	40%	41%	43%
Fixed income securities	12%	11%	13%	57%	55%	54%
Cash	84%	85%	83%	3%	4%	3%
Estimated Future Benefit Payments
As of June 30, 2016, the estimated undiscounted future benefit payments for the next 10 fiscal years are as follows (in thousands):

	Executive plans	Employee plans
2017	$1,880	$1,405
2018	1,946	1,256
2019	1,965	1,092
2020	1,955	853
2021	1,945	738
2022 – 2026	9,523	3,418

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The estimated benefit payments above are based on the same assumptions used to measure the Company's benefit obligation as of June 30, 2016. The Company expects to contribute $2.5 million to the pension plans in fiscal year 2017.

16.	Related Party Transactions

For the year ended June 30, 2016, the Company provided immaterial legal, tax advisory and bookkeeping services to various entities controlled by Fortress.

17.	Segment Information

The Company currently manages and reports operating results through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities, including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment generates revenue from the sale of helicopter accessed skiing, mountaineering and hiking adventure packages, and ancillary services, such as fire suppression services, leasing, and maintenance, repair and overhaul of aircraft. The Real Estate segment includes management of condominium hotel properties and real estate management, including marketing and sales activities, as well as real estate development activities. The Real Estate segment includes the results of IRCG, a vacation club business, prior to the Disposition Date.

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

The Company defines Adjusted EBITDA as net income (loss) attributable to Intrawest Resorts Holdings, Inc. before interest expense, net (excluding interest income earned from receivables related to IRCG operations through the Disposition Date), income tax benefit or expense and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: (i) impairments of goodwill, real estate and long-lived assets; (ii) gains and losses on asset dispositions; (iii) earnings and losses from equity method investments; (iv) gains and losses from remeasurement of equity method investments; (v) gains and losses on extinguishment of debt; (vi) other income or expense; (vii) earnings and losses attributable to noncontrolling interest; (viii) discontinued operations, net of tax; and (ix) other items, which include revenue and expenses of legacy and other non-core operations, restructuring charges and associated severance expenses, non-cash compensation and other items. For purposes of calculating Adjusted EBITDA, the Company also adds back to net income (loss) attributable to Intrawest Resorts Holdings, Inc., the pro rata share of Adjusted EBITDA related to equity method investments included within the segments and removes from Adjusted EBITDA the Adjusted EBITDA attributable to noncontrolling interests for entities consolidated within the segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in monitoring of performance and, therefore, is not disclosed.

The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies". Transactions among segments are accounted for as if the sales or transfers were to third parties, or, in other words, at current market prices.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents consolidated revenue and net income (loss) reconciled to Adjusted EBITDA and Adjusted EBITDA by segment, (in thousands):

	Year Ended June 30,
	2016	2015	2014
Revenue:
Mountain
Lift (1)	$179,841	$182,286	$151,490
Lodging	60,129	57,814	42,294
Ski School (2)	30,974	33,086	28,943
Retail and Rental	51,984	56,125	45,214
Food and Beverage	57,234	56,726	46,335
Other	41,170	39,892	36,587
Total Mountain revenue	421,332	425,929	350,863
Adventure revenue	104,405	96,799	102,070
Real Estate revenue	42,433	59,274	58,530
Total segment revenue	568,170	582,002	511,463
Legacy, non-core and other revenue (3)	2,742	5,587	13,790
Total revenue	$570,912	$587,589	$525,253

Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$40,873	$(6,920)	$(189,417)
Legacy and other non-core expenses, net (4)	6,226	3,663	4,164
Other operating expenses (5)	8,074	9,789	11,200
Depreciation and amortization	60,123	59,076	55,413
(Gain) on sale of Intrawest Resort Club Group	(40,401)	—	—
(Gain) loss on disposal of assets	(1,926)	(2,280)	267
Impairment of real estate and long-lived assets	—	—	871
Loss on remeasurement of equity method investment	—	1,454	—
Interest income, net (6)	(936)	(274)	(319)
Interest expense on third party debt	40,377	43,891	53,004
Interest expense on notes payable to affiliates	—	—	119,858
(Earnings) loss from equity method investments (7)	(1,933)	3,810	271
Pro rata share of EBITDA related to equity method investments (unaudited) (8), (9)	3,570	3,252	9,153
Adjusted EBITDA attributable to noncontrolling interest	(3,151)	(2,484)	(620)
Loss on extinguishment of debt	—	676	35,480
Other (income) expense, net	(1,757)	1,128	823
Income tax expense (benefit)	1,773	(3,902)	677
Income attributable to noncontrolling interest	2,193	1,821	369
Total Adjusted EBITDA	$113,105	$112,700	$101,194

Mountain adjusted EBITDA (8)	$84,334	$88,972	$75,417
Adventure adjusted EBITDA (10)	22,146	13,305	16,558
Real Estate adjusted EBITDA (11)	6,625	10,423	9,219
Total Adjusted EBITDA	$113,105	$112,700	$101,194

(1)	Lift revenue outside of the ski season is derived from mountain biking and sightseeing lift products.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

(2)	Ski School revenue outside of the ski season is derived from mountain bike instruction at various resorts.

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

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations in the amount of $1.9 million, $3.9 million, and $4.4 million for the years ended June 30, 2016, 2015 and 2014, respectively.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for the years ended June 30, 2016, 2015 and 2014 (in thousands):

	Year Ended June 30,
	2016	2015	2014
Capital expenditures:
Mountain	$35,285	$33,004	$32,707
Adventure	9,994	4,425	6,891
Real Estate	307	501	772
Total segment capital expenditures	45,586	37,930	40,370
Corporate and other	5,493	3,943	4,872
Total capital expenditures	$51,079	$41,873	$45,242

Geographic Data

The Company’s revenue by geographic region for the years ended June 30, 2016, 2015 and 2014 consisted of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014
Revenue:
United States	$337,104	$348,336	$326,406
Canada	233,808	239,253	198,847
Total revenue	$570,912	$587,589	$525,253

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company’s long-lived assets by geographic region for the years ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Year Ended June 30,
	2016	2015
Long-lived assets:
United States	$521,328	$525,941
Canada	283,443	304,166
Total long-lived assets	$804,771	$830,107

18.    Selected Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of each of the years ended June 30, 2016 and June 30, 2015 (in thousands, except per share data):

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Revenue	$65,051	$315,706	$103,951	$86,204
Income (loss) from operations	(45,339)	181,380	(25,981)	(31,397)
Net income (loss)	(58,974)	175,476	(28,013)	(45,423)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$(59,220)	$174,470	$(27,305)	$(47,072)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$(1.49)	$4.09	$(0.60)	$(1.04)
Diluted	$(1.49)	$4.08	$(0.60)	$(1.04)

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Revenue	$70,590	$321,824	$120,802	$74,373
Income (loss) from operations	(40,320)	138,617	(21,961)	(39,914)
Net income (loss)	(52,605)	129,793	(32,189)	(50,098)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc.	$(53,566)	$128,694	$(31,073)	$(50,975)
Net income (loss) attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(1.19)	$2.85	$(0.69)	$(1.13)

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, the Company's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 of Form 10-K will be included in our 2016 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders ("2016 Proxy Statement") and is incorporated herein by reference. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.

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

(3)    See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

INTRAWEST RESORTS HOLDINGS, INC.

Schedule II - Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
2016
Valuation Allowance on Income Taxes	$(586,092)	$—	$(5,935)	$(592,027)
Trade Receivable Allowances	(717)	(434)	320	(831)
Loans, Mortgages and Notes Receivable Allowance	(1,886)	—	1,886	—

2015
Valuation Allowance on Income Taxes	$(607,305)	$—	$21,213	$(586,092)
Trade Receivable Allowances	(3,676)	(172)	3,131	(717)
Loans, Mortgages and Notes Receivable Allowance	(2,949)	(15)	1,078	(1,886)

2014
Valuation Allowance on Income Taxes	$(1,737,756)	$—	$1,130,451	$(607,305)
Trade Receivable Allowances	(3,495)	(1,307)	1,126	(3,676)
Loans, Mortgages and Notes Receivable Allowance	(11,102)	(277)	8,430	(2,949)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrawest Resorts Holdings, Inc.

Date: September 8, 2016	By:	/s/ Thomas F. Marano
Thomas F. Marano
Chief Executive Officer and Director
Principal Executive Officer

Date: September 8, 2016	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: September 8, 2016	By:	/s/ Lindsay Goszulak
Lindsay Goszulak
Vice President, Accounting and Corporate Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Richard Armstrong (1)	Director	September 8, 2016
Richard Armstrong

	/s/ William J. Clifford (1)	Director	September 8, 2016
William J. Clifford

	/s/ Wesley R. Edens (1)	Director	September 8, 2016
Wesley R. Edens

	/s/ Richard E. Georgi (1)	Director	September 8, 2016
Richard E. Georgi

	/s/ John W. Harris III (1)	Director	September 8, 2016
John W. Harris III

	/s/ Timothy Jay (1)	Director	September 8, 2016
Timothy Jay

(1) By:	/s/ Travis Mayer	Attorney-In-Fact	September 8, 2016
Travis Mayer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
2.2	Purchase Agreement, dated November 24, 2015, among Intrawest U.S. Holdings Inc., Intrawest ULC, Diamond Resorts Corporation, and Diamond Resorts International, Inc.	10-Q	2.2	February 3, 2016
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Stockholders' Agreement, dated January 30, 2014, by and between the Registrant and Intrawest Europe Holdings S.A.R.L. and Intrawest S.A.R.L.	10-Q	10.1	May 13, 2014
10.2	U.S. Department of Agriculture Forest Service Special Use Permit for Steamboat	S-1	10.2	November 12, 2013
10.3	U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park	S-1/A	10.3	January 10, 2014
10.4 (a)	U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.4	January 10, 2014
10.4 (b)	Amendment No. 1 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.5	November 12, 2013
10.4 (c)	Amendment No. 2 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.6	January 10, 2014
10.4 (d)	Amendment No. 3 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.7	November 12, 2013
10.4 (e)	Amendment No. 4 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.8	November 12, 2013
10.4 (f)	Amendment No. 5 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	8-K	10.2	April 30, 2015
10.5	Second Amended and Restated Ground Lease Agreement, dated December 20, 2002, between Winter Park Recreational Association and the Colorado Arlberg Club	S-1/A	10.13	January 10, 2014
10.6 (a)	Lease and Operating Agreement, dated December 23, 2002, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.14	December 16, 2013
10.6 (b)	First Amendment to Lease and Operating Agreement, dated June 15, 2004, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.23	December 16, 2013
10.6 (c)	Second Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.24	December 16, 2013
10.6 (d)	Third Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.25	December 16, 2013
10.6 (e)	Fourth Amendment to Lease and Operating Agreement, dated January 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.26	December 16, 2013
10.6 (f)	Fifth Amendment to Lease and Operating Agreement, dated April 10, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.27	December 16, 2013

10.6 (g)	Sixth Amendment to Lease and Operating Agreement, dated September 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.28	December 16, 2013
10.6 (h)	Seventh Amendment to Lease and Operating Agreement, dated January 31, 2014, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation				X
10.6 (i)	Eighth Amendment to Lease and Operating Agreement, dated November 26, 2014, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation				X
10.6 (j)	Ninth Amendment to Lease and Operating Agreement, dated March 15, 2016, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation				X
10.6 (k)	Tenth Amendment to Lease and Operating Agreement, dated August 29, 2016, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation				X
10.7	Form of Indemnification Agreement*	S-1/A	10.16	January 10, 2014
10.8	Form of Restricted Stock Unit Grant Agreement (CEO)*	S-1/A	10.17	January 21, 2014
10.9	Ski Area Lease Agreement, dated January 28, 2000, between Mont Tremblant Resorts and Company, LP and the Government of Quebec	S-1/A	10.18	January 10, 2014
10.10	Form of Intrawest Resorts Holdings, Inc. 2014 Omnibus Incentive Plan*	S-1/A	10.20	January 21, 2014
10.11 (a)	Credit Agreement, dated December 9, 2013, among Intrawest Operations Group Holdings, LLC, Intrawest Operations Group, LLC, the lenders party thereto, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partner, LLC, as administrative agent	S-1/A	10.22	December 16, 2013
10.11 (b)	Incremental Amendment to Credit Agreement, dated September 19, 2014	8-K	10.1	September 22, 2014
10.11 (c)	Second Amendment to Credit Agreement, dated April 29, 2015	8-K	10.1	April 30, 2015
10.11 (d)	Third Amendment to Credit Agreement, dated June 1, 2015	8-K	10.1	June 3, 2015
10.11 (e)	Fourth Amendment to Credit Agreement, dated April 8, 2016	8-K	10.1	April 12, 2016
10.12	Form of Restricted Stock Unit Award Agreement (Other Executive Officers)*	S-1/A	10.32	January 21, 2014
10.13	Form of Restricted Stock Agreement (Directors)*	S-1/A	10.33	January 21, 2014
10.14 (a)	Employment Agreement, dated May 13, 2014 by and between the Registrant and Travis Mayer*	10-Q	10.2	November 10, 2014
10.14 (b)	Amendment to Employment Agreement, dated September 11, 2014 by and between the Registrant and Travis Mayer*	10-Q	10.6	November 10, 2014
10.14 (c)	Amendment to Employment Agreement, dated January 12, 2015 by and between the Registrant and Travis Mayer*	8-K	10.1	January 13, 2015
10.15	Separation Agreement and General Release, dated November 20, 2014 by and between the Registrant and William A. Jensen*	8-K	10.1	November 21, 2014
10.16	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Thomas F. Marano*	10-Q	10.4	May 7, 2015
10.17	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Sky Foulkes*	10-Q	10.5	May 7, 2015
10.18	Separation Agreement and General Release, dated March 13, 2015 by and between the Registrant and Joshua B. Goldstein*	10-Q	10.6	May 7, 2015

10.19	Senior Leadership Team Members Flexible Time Off Policy*	10-Q	10.7	May 7, 2015
10.20	Employment Agreement, dated June 26, 2015 by and between the Registrant and Karen Sanford*	10-K	10.51	September 9, 2015
10.21 (a)	U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park				X
10.21 (b)	Amendment No. 1 to U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of KPMG LLP				X
24.1	Power of Attorney				X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

