Form 10-K/A
period 2016-06-30
Intrawest Resorts Holdings, Inc.
filed 2016-11-03
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

Index
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

Index
Explanatory Note

On September 8, 2016, Intrawest Resorts Holdings, Inc. (“we”, “us”, “our”, or the “Company”) filed an Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed (i) to amend Part II, Item 9A of the Original Form 10-K to include the entire definition of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (ii) to correct the certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which were filed as Exhibits 31.1 and 31.2, respectively, to the Original Form 10-K, to include certain required language with respect to internal control over financial reporting which was inadvertently omitted from the Original Form 10-K. There has been no change to the financial statements included in Part II, Item 8 hereof from those included in Part II, Item 8 of the Original Form 10-K.

Except as described above, this Amendment does not modify or update the disclosures presented in the Original Form 10-K or in the previously filed exhibits to the Original Form 10-K in any way. This Amendment speaks as of the date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. As such, this Amendment should be read in conjunction with the Original Form 10-K, as well as any other filings made by the Company with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Form 10-K.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index

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

Index

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

Index

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

Index

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

Index
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

Index
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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index
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

Index
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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index
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

Index
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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Index

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

Index
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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intrawest Resorts Holdings, Inc.

Date: November 3, 2016	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 3, 2016	By:	/s/ Lindsay Goszulak
Lindsay Goszulak
Vice President, Accounting and Corporate Controller
Principal Accounting Officer

Index

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 12, 2014, by and between Le Sommet Property Management Inc. and Blue Mountain Resorts Holdings Inc.	8-K	2.1	September 12, 2014
2.2	Purchase Agreement, dated November 24, 2015, among Intrawest U.S. Holdings Inc., Intrawest ULC, Diamond Resorts Corporation, and Diamond Resorts International, Inc.	10-Q	2.2	February 3, 2016
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Stockholders' Agreement, dated January 30, 2014, by and between the Registrant and Intrawest Europe Holdings S.A.R.L. and Intrawest S.A.R.L.	10-Q	10.1	May 13, 2014
10.2	U.S. Department of Agriculture Forest Service Special Use Permit for Steamboat	S-1	10.2	November 12, 2013
10.3	U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park	S-1/A	10.3	January 10, 2014
10.4 (a)	U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.4	January 10, 2014
10.4 (b)	Amendment No. 1 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.5	November 12, 2013
10.4 (c)	Amendment No. 2 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1/A	10.6	January 10, 2014
10.4 (d)	Amendment No. 3 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.7	November 12, 2013
10.4 (e)	Amendment No. 4 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	S-1	10.8	November 12, 2013
10.4 (f)	Amendment No. 5 to U.S. Department of Agriculture Forest Service Term Special Use Permit for Winter Park	8-K	10.2	April 30, 2015
10.5	Second Amended and Restated Ground Lease Agreement, dated December 20, 2002, between Winter Park Recreational Association and the Colorado Arlberg Club	S-1/A	10.13	January 10, 2014
10.6 (a)	Lease and Operating Agreement, dated December 23, 2002, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.14	December 16, 2013
10.6 (b)	First Amendment to Lease and Operating Agreement, dated June 15, 2004, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.23	December 16, 2013
10.6 (c)	Second Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.24	December 16, 2013
10.6 (d)	Third Amendment to Lease and Operating Agreement, dated May 4, 2009, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.25	December 16, 2013
10.6 (e)	Fourth Amendment to Lease and Operating Agreement, dated January 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.26	December 16, 2013

Index

10.6 (f)	Fifth Amendment to Lease and Operating Agreement, dated April 10, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.27	December 16, 2013
10.6 (g)	Sixth Amendment to Lease and Operating Agreement, dated September 30, 2013, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	S-1/A	10.28	December 16, 2013
10.6 (h)	Seventh Amendment to Lease and Operating Agreement, dated January 31, 2014, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	10-K	10.6 (h)	September 8, 2016
10.6 (i)	Eighth Amendment to Lease and Operating Agreement, dated November 26, 2014, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	10-K	10.6 (i)	September 8, 2016
10.6 (j)	Ninth Amendment to Lease and Operating Agreement, dated March 15, 2016, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	10-K	10.6 (j)	September 8, 2016
10.6 (k)	Tenth Amendment to Lease and Operating Agreement, dated August 29, 2016, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	10-K	10.6 (k)	September 8, 2016
10.7	Form of Indemnification Agreement*	S-1/A	10.16	January 10, 2014
10.8	Form of Restricted Stock Unit Grant Agreement (CEO)*	S-1/A	10.17	January 21, 2014
10.9	Ski Area Lease Agreement, dated January 28, 2000, between Mont Tremblant Resorts and Company, LP and the Government of Quebec	S-1/A	10.18	January 10, 2014
10.10	Form of Intrawest Resorts Holdings, Inc. 2014 Omnibus Incentive Plan*	S-1/A	10.20	January 21, 2014
10.11 (a)	Credit Agreement, dated December 9, 2013, among Intrawest Operations Group Holdings, LLC, Intrawest Operations Group, LLC, the lenders party thereto, Goldman Sachs Bank USA, as issuing bank, and Goldman Sachs Lending Partner, LLC, as administrative agent	S-1/A	10.22	December 16, 2013
10.11 (b)	Incremental Amendment to Credit Agreement, dated September 19, 2014	8-K	10.1	September 22, 2014
10.11 (c)	Second Amendment to Credit Agreement, dated April 29, 2015	8-K	10.1	April 30, 2015
10.11 (d)	Third Amendment to Credit Agreement, dated June 1, 2015	8-K	10.1	June 3, 2015
10.11 (e)	Fourth Amendment to Credit Agreement, dated April 8, 2016	8-K	10.1	April 12, 2016
10.12	Form of Restricted Stock Unit Award Agreement (Other Executive Officers)*	S-1/A	10.32	January 21, 2014
10.13	Form of Restricted Stock Agreement (Directors)*	S-1/A	10.33	January 21, 2014
10.14 (a)	Employment Agreement, dated May 13, 2014 by and between the Registrant and Travis Mayer*	10-Q	10.2	November 10, 2014
10.14 (b)	Amendment to Employment Agreement, dated September 11, 2014 by and between the Registrant and Travis Mayer*	10-Q	10.6	November 10, 2014
10.14 (c)	Amendment to Employment Agreement, dated January 12, 2015 by and between the Registrant and Travis Mayer*	8-K	10.1	January 13, 2015
10.15	Separation Agreement and General Release, dated November 20, 2014 by and between the Registrant and William A. Jensen*	8-K	10.1	November 21, 2014

Index

10.16	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Thomas F. Marano*	10-Q	10.4	May 7, 2015
10.17	Amended and Restated Employment Agreement, dated January 1, 2015 by and between the Registrant and Sky Foulkes*	10-Q	10.5	May 7, 2015
10.18	Separation Agreement and General Release, dated March 13, 2015 by and between the Registrant and Joshua B. Goldstein*	10-Q	10.6	May 7, 2015
10.19	Senior Leadership Team Members Flexible Time Off Policy*	10-Q	10.7	May 7, 2015
10.20	Employment Agreement, dated June 26, 2015 by and between the Registrant and Karen Sanford*	10-K	10.51	September 9, 2015
10.21 (a)	U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park	10-K	10.21 (a)	September 8, 2016
10.21 (b)	Amendment No. 1 to U.S. Department of Agriculture Forest Service Special Use Permit for Winter Park	10-K	10.21 (b)	September 8, 2016
21.1	Subsidiaries of the Registrant	10-K	21.1	September 8, 2016
23.1	Consent of KPMG LLP	10-K	23.1	September 8, 2016
24.1	Power of Attorney	10-K	24.1	September 8, 2016
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan