Form 10-Q
period 2016-09-30
Intrawest Resorts Holdings, Inc.
filed 2016-11-03
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of November 1, 2016, 39,770,271 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation:

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

•	our leverage, which could adversely affect our ability to raise additional capital to support our growth strategy; and

•	our limited public float and therefore trading volume.

You should carefully consider the risks described in Part I - Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2016. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in any forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$116,280	$107,066
Restricted cash	12,288	12,475
Receivables, net of allowances of $931 and $831	25,791	36,660
Inventories	27,355	23,620
Other current assets	21,169	21,081
Total current assets	202,883	200,902
Property, plant and equipment, net of accumulated depreciation of $450,241 and $438,991	510,700	511,486
Real estate held for development	136,972	137,283
Intangible assets, net of accumulated amortization of $64,305 and $63,304	48,732	50,226
Goodwill	105,887	105,981
Other long-term assets, net of accumulated amortization of $1,594 and $1,560	30,185	31,927
Total assets	$1,035,359	$1,037,805
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$80,462	$64,869
Deferred revenue and deposits	95,152	67,937
Capital lease obligations due within one year	3,573	3,345
Long-term debt due within one year	1,998	497
Total current liabilities	181,185	136,648
Long-term capital lease obligations	34,705	35,061
Long-term debt	536,671	537,295
Other long-term liabilities	67,870	68,766
Total liabilities	820,431	777,770
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; 0 issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized; 39,762 and 39,736 shares outstanding, respectively	453	453
Treasury stock, at cost; 5,556 shares and 5,556 shares, respectively	(50,643)	(50,643)
Additional paid-in capital	2,901,516	2,900,696
Accumulated deficit	(2,770,470)	(2,726,074)
Accumulated other comprehensive income	130,134	131,920
Total Intrawest Resorts Holdings, Inc. stockholders' equity	210,990	256,352
Noncontrolling interest	3,938	3,683
Total stockholders' equity	214,928	260,035
Total liabilities and stockholders' equity	$1,035,359	$1,037,805

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Statements of Operations
Revenue	$80,479	$86,204
Operating expenses	98,069	103,248
Depreciation and amortization	15,170	15,042
Gain on disposal of assets	(341)	(689)
Loss from operations	(32,419)	(31,397)
Interest expense, net	(9,838)	(9,233)
Loss from equity method investments	(1,388)	(3,084)
Other income, net	475	78
Loss before income taxes	(43,170)	(43,636)
Income tax expense	939	1,787
Net loss	(44,109)	(45,423)
Income attributable to noncontrolling interest	287	1,619
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(44,396)	$(47,042)

Weighted average shares of common stock outstanding:
Basic and diluted	39,762	45,230
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(1.12)	$(1.04)

Statements of Comprehensive Income (Loss)
Net loss	$(44,109)	$(45,423)
Income attributable to noncontrolling interest	287	1,619
Net loss attributable to Intrawest Resorts Holdings, Inc.	(44,396)	(47,042)

Other comprehensive loss, net of tax of $0	(1,818)	(21,992)
Other comprehensive loss attributable to noncontrolling interest	(32)	(156)
Other comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	(1,786)	(21,836)

Comprehensive loss, net of tax of $0	(45,927)	(67,415)
Comprehensive income attributable to noncontrolling interest	255	1,463
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc., net of tax	$(46,182)	$(68,878)

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities:
Net loss	$(44,109)	$(45,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,170	15,042
Loss from equity investments and impairments	1,388	3,084
Other non-cash expense, net	1,729	1,588
Changes in assets and liabilities
Inventories	(3,867)	(4,423)
Receivables	10,672	10,524
Accounts payable and accrued liabilities	12,894	11,966
Deferred revenue and deposits	27,233	24,060
Other assets and liabilities, net	(120)	(405)
Net cash provided by operating activities	20,990	16,013
Investing activities:
Capital expenditures	(10,348)	(9,789)
Other investing activities, net	582	193
Net cash used in investing activities	(9,766)	(9,596)
Financing activities:
Repayments of bank and other borrowings	(1,342)	(2,174)
Financing costs paid	(227)	—
Net cash used in financing activities	(1,569)	(2,174)
Effect of exchange rate changes on cash	(441)	(2,802)
Increase in cash and cash equivalents	9,214	1,441
Cash and cash equivalents, beginning of period	107,066	90,580
Cash and cash equivalents, end of period	$116,280	$92,021

Supplemental information:
Cash paid for interest	$7,861	$7,939
Cash paid for tax	$472	$415
Non-cash investing and financing activities:
Property, plant and equipment received but not paid	$4,534	$2,403
Addition in property, plant and equipment financed by capital lease obligations	$423	$—

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Acquisitions and Dispositions

Note 4 - Earnings per Share

Note 5 - Supplementary Balance Sheet Information

Note 6 - Debt

Note 7 - Accumulated Other Comprehensive Income and Other Comprehensive Income

Note 8 - Income Taxes

Note 9 - Commitments and Contingencies

Note 10 - Segment Information

Note 11 - Subsequent Events

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
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

The Company conducts business through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company's mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario. The Mountain segment derives revenue mainly from sales of lift products, lodging, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

The Adventure segment includes Canadian Mountain Holidays (“CMH”), which provides helicopter accessed skiing, mountaineering and hiking from eleven lodges in British Columbia, Canada. In support of CMH’s operations, the Company owns a fleet of Bell helicopters that are also used in the off-season for fire suppression activities and other commercial uses primarily in the United States and Canada. The Company's subsidiary, Alpine Aerotech L.P., provides helicopter maintenance, repair and overhaul services to the Company’s fleet of helicopters as well as to aircraft owned by unaffiliated third parties.

The Real Estate segment is comprised of Intrawest Hospitality Management, Inc. (“IHM”), which principally manages condominium hotel properties including Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California, Playground, a residential real estate sales and marketing business, the Company’s 50.0% interest in Mammoth Hospitality Management L.L.C., the Company's 57.1% economic interest in Chateau M.T. Inc. ("Chateau"), and formerly included Intrawest Resort Club Group ("IRCG"), a vacation club business, which was sold on January 29, 2016 ("the Disposition Date"). The Real Estate segment is also comprised of real estate development activities and includes costs associated with these activities, such as planning activities and land carrying costs.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, the financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company’s share of post-acquisition earnings or losses increased by contributions less distributions received. During the quarter ended September 30, 2016, the Company reassessed all non-wholly owned subsidiaries in accordance with the new guidance issued in Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) and determined that no changes to consolidation methods were needed.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

The Company owns a 20.0% equity interest in Alpine Helicopters Inc. (“Alpine Helicopters”). Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH's operations. Alpine Helicopters leases 100% of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying condensed consolidated financial statements. As of September 30, 2016, Alpine Helicopters had total assets of $12.0 million and total liabilities of $5.1 million.

On January 29, 2016, the Company sold substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of IRCG to Diamond Resorts Corporation and Diamond Resorts International, Inc. (together with Diamond Resorts Corporation, “Diamond”), as described in Note 3, “Acquisitions and Dispositions” (the "IRCG Transaction"). In accordance with applicable accounting guidance, the disposal did not qualify for discontinued operations presentation and, therefore, the accompanying condensed consolidated statements of operations and comprehensive income (loss) reflect the consolidation of the results of IRCG in the prior fiscal year. Prior to the Deposition Date, IRCG was a part of the Real Estate segment.

Fair Value of Financial Instruments

As of September 30, 2016 and June 30, 2016, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The fair value of the Senior Debt (as defined in Note 6, “Debt”) was estimated using quoted prices for the Company's instruments in markets that are not active and was considered a Level 2 measure. The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

	September 30, 2016		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$554,480	$558,812	$554,480	$555,173
Other debt obligations	1,141	949	1,172	971

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for interim and annual periods beginning after December 15, 2019, with a modified-retrospective approach. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which clarifies the guidance in Topic 606 on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU No. 2016-12 do not change the core principles of the guidance in Topic 606. This update is effective for the Company beginning July 1, 2018, the same date as the effective date and transition requirements for Topic 606. The Company is currently evaluating the impact that this update will have on its ongoing financial reporting.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the identification of performance obligations and the licensing implementation guidance in Topic 606. The amendments in ASU 2016-10 do not change the core principles of the guidance in Topic 606. This update is effective for the Company beginning July 1, 2018, the same as the effective date and transition requirements for Topic 606. The Company is currently evaluating the impact that this update will have on its ongoing financial reporting.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This update is part of the FASB's simplification initiative and is intended to simplify accounting for stock-based compensation. The guidance requires that excess tax benefits or deficiencies be recognized in income tax expense or benefit in the income statement, rather than recognized in additional paid-in capital. The guidance allows the Company to elect whether to recognize forfeitures as they occur or use an estimated forfeiture assumption in estimating the number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance prospectively for the year beginning on July 1, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 supersedes existing guidance in Leases (Topic 840). The revised standard requires lessees to recognize the assets and liabilities arising from leases with lease terms greater than twelve months on the balance sheet, including those currently classified as operating leases, and to disclose key information about leasing arrangements. Lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will remain largely unchanged. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). This update is intended to reduce diversity in practice by providing explicit guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-05 as of July 1, 2016 and will apply the guidance prospectively for all arrangements entered into or materially modified after July 1, 2016. The Company adopted this guidance prospectively for the fiscal year beginning on July 1, 2016. There was no impact to the Company's condensed consolidated financial statements upon the adoption.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). This update (i) amends the criteria for determining which entities are considered VIEs or voting interest entities, (ii) amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest, (iii) amends the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) ends the deferral previously granted to certain investment companies for application of the VIE consolidation model. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance for the year beginning on July 1, 2016. With the adoption the Company reassessed all non-wholly owned subsidiaries and determined that no changes to consolidation methods were needed.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company beginning July 1, 2018. In August 2015, the FASB issued a one-year deferral to the effective date with an option to permit adoption as early as the original effective date of July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

3.     Acquisitions and Dispositions

On November 24, 2015, the Company, through its wholly owned indirect subsidiaries, Intrawest U.S. Holdings, Inc. and Intrawest ULC, entered into a definitive agreement to sell IRCG, its vacation club business, to Diamond for gross proceeds of $84.6 million, which included certain purchase price adjustments. The purchase price consisted of cash consideration and the assumption of certain liabilities, including certain lease obligations and certain other continuing contractual obligations.

Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of the Company. The IRCG Transaction resulted in a pre-tax gain of $40.4 million, which was included in the gain on sale of IRCG line item in the consolidated statement of operations accompanying the Company's Annual Report on Form 10-K for the year ended June 30, 2016 filed with the SEC on September 8, 2016. Due to the Company's net operating losses for tax purposes in the United States and Canada, there were no cash taxes or any impact on the effective tax rate, due to the Company's valuation allowance, as a result of the IRCG Transaction.

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

Due to the Company's reported net loss for each of the three months ended September 30, 2016 and 2015, the effect of $0.5 million and $1.1 million share based payment awards, respectively, was not included in the calculation of EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended September 30,
	2016	2015
Basic and Diluted EPS
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(44,396)	$(47,042)
Weighted average common shares outstanding	39,762	45,230
Basic and diluted EPS	$(1.12)	$(1.04)

5.    Supplementary Balance Sheet Information

Current receivables

Current receivables as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30, 2016	Fiscal Year End June 30, 2016

Trade receivables	$26,699	$37,441
Loans, mortgages and notes receivable	23	50
Allowance for doubtful accounts	(931)	(831)
Total current receivables	$25,791	$36,660

Other current assets

Other current assets as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

	September 30, 2016	Fiscal Year End June 30, 2016

Capital spares	12,317	11,628
Prepaid insurance	3,260	4,813
Other prepaid expenses and current assets	5,592	4,640
Total other current assets	$21,169	$21,081

Other long-term assets, net

Other long-term assets, net as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30, 2016	Fiscal Year End June 30, 2016

Equity method investments	$24,989	$26,398
Long-term receivables	1,499	1,541
Other long-term assets	3,697	3,988
Total other long-term assets, net	$30,185	$31,927

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30, 2016	Fiscal Year End June 30, 2016

Trade payables	$62,868	$48,353
Accrued liabilities	17,594	16,516
Total accounts payable and accrued liabilities	$80,462	$64,869

Current deferred revenue and deposits

Current deferred revenue and deposits as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30, 2016	Fiscal Year End June 30, 2016

Season pass and other deferred revenue	$68,586	$42,343
Lodging and tour deposits	26,521	25,548
Deposits on real estate sales	45	46
Total current deferred revenue and deposits	$95,152	$67,937

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

Other long-term liabilities

Other long-term liabilities as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

	September 30, 2016	Fiscal Year End June 30, 2016

Pension liability, net of funded assets	$33,556	$33,550
Forgivable government grants	7,460	7,719
Deferred revenue and deposits	7,871	8,106
Other long-term liabilities, net	18,983	19,391
Total other long-term liabilities	$67,870	$68,766

6.	Debt

The Company's total borrowings as of September 30, 2016 and June 30, 2016 consisted of the following (in thousands):

		September 30, 2016	Fiscal Year End June 30, 2016
	Maturity
Senior Debt	2020	$554,480	$554,480
Other debt obligations	2016-2023	1,141	1,172
Less: unamortized original issue discount ("OID") and debt issuance costs		(16,952)	(17,860)
Total		538,669	537,792
Less: Long-term debt due within one year		1,998	497
Total long-term debt		$536,671	$537,295

Senior Debt

The Company’s credit agreement, dated as of December 9,2013 (as amended, the “Credit Agreement”), provides for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, and continues to have the ability to increase the borrowings on the Term Loan under certain circumstances and subject to certain criteria; so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants contained in the Credit Agreement. There were $42.0 million and $42.8 million of irrevocable standby letters of credit outstanding under the LC Facility at September 30, 2016 and June 30, 2016, respectively. There were no outstanding borrowings under the Revolver or draws on our outstanding letters of credit under the LC facility as of September 30, 2016 and June 30, 2016. The Company was in compliance with the applicable covenants contained in the Credit Agreement as of September 30, 2016.

Other Debt Obligations

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations was 5.3% for the three months ended September 30, 2016.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

Maturities

Current maturities represent principal payments due in the next 12 months. As of September 30, the long-term debt aggregate maturities for the 12 month periods ending September 30, for each of the following years are set forth below (in thousands):

2017	$1,998
2018	6,134
2019	6,141
2020	6,149
2021	534,935
Thereafter	264

Interest Expense

The Term Loan bears interest based upon the LIBOR-based rate subject to a LIBOR floor of 1.00%. As of September 30, 2016, the applicable margin was 4.00% under the Term Loan, 3.50% under the Revolver and 4.50% under the LC Facility. On October 14, 2016, certain of the subsidiaries of the Company, that guarantee the Senior Debt, entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Term Loan from 3.00% to 2.50% and from 4.00% to 3.50%, respectively. Additionally, the Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Revolver. The applicable margin for base rate loans under the Revolver decreased from 2.75% to 2.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 2.50% to 2.25% if the total secured debt leverage ratio is less than 4.50:1.00. The applicable margin for Eurodollar rate loans under the Revolver decreased from 3.75% to 3.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 3.50% to 3.25% if the total secured debt leverage ratio is less than 4.50:1.00.

The Company recorded interest expense of $9.9 million and $10.2 million in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively, of which $0.9 million and $0.8 million, respectively, was amortization of deferred financing costs and the OID.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

7.    Accumulated Other Comprehensive Income and Other Comprehensive Income

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) ("AOCI"), by component, for the three months ended September 30, 2016 and 2015 (in thousands):

	Realized portion on cash flow hedge	Actuarial loss on pensions	Foreign currency translation adjustments	Total
As of June 30, 2015	$(1,919)	$(11,950)	$159,248	$145,379
Amounts reclassified from AOCI	303	186	—	489
Foreign currency translation adjustments	(4)	536	(22,857)	(22,325)
Net current period other comprehensive income (loss)	299	722	(22,857)	(21,836)
As of September 30, 2015	$(1,620)	$(11,228)	$136,391	$123,543

As of June 30, 2016	$(733)	$(14,242)	$146,895	$131,920
Amounts reclassified from AOCI	198	226	—	424
Foreign currency translation adjustments	—	71	(2,281)	(2,210)
Net current period other comprehensive income (loss)	198	297	(2,281)	(1,786)
As of September 30, 2016	$(535)	$(13,945)	$144,614	$130,134

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect (i) foreign currency translation adjustments, (ii) realized portion of a cash flow hedge, and (iii) actuarial gain (loss) on pensions. The components of other comprehensive income (loss) for the three months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Foreign currency translation adjustments	$(2,242)	$(22,481)
Realized portion of cash flow hedge(a)	198	303
Actuarial gain (loss) on pensions(b)	226	186
Other comprehensive loss, net of tax of $0	(1,818)	(21,992)
Other comprehensive loss attributable to noncontrolling interest, net of tax of $0	(32)	(156)
Other comprehensive loss attributable to Intrawest Resorts Holdings, Inc., net of tax of $0	$(1,786)	$(21,836)

(a)	Amounts reclassified out of AOCI are included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	Amounts reclassified out of AOCI are included in operating expenses in the accompanying condensed consolidated statements of operations.

8.    Income Taxes

The Company’s quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented. The consolidated income tax provision attributable to the Company was a $0.9 million expense for the three months ended September 30, 2016 and a $1.8 million expense for the three months ended September 30, 2015, primarily relating to taxable Canadian helicopter operations.  These amounts represent an effective tax rate of (2.2)% and (4.1)% for the three months ended September 30, 2016 and 2015, respectively. The federal blended statutory rate for the three months ended

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

September 30, 2016 and 2015 was 33.3% and 32.9%, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in the recorded valuation allowances for entities in the United States and Canada.
9.    Commitments and Contingencies

Letters of Credit

The Company issued letters of credit of $42.0 million and $42.8 million as of September 30, 2016 and June 30, 2016, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

In addition, the Company's pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims arising in the ordinary course of business being filed against the Company by owners and prospective purchasers of residences of the Company's real estate developments. In some instances, the Company has been named as a defendant in lawsuits alleging construction defects at certain of the Company's existing developments or alleging that the Company failed to construct planned amenities. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws.

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

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

Reimbursable government loans and forgivable grants as of September 30, 2016 and June 30, 2016 in Canadian dollars ("CAD") and the U.S. dollar ("USD") equivalent are as follows (in thousands):

	September 30, 2016		Fiscal Year Ended June 30, 2016
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$241	$183	$241	$185
Grants
Received	89,298	68,078	89,298	68,643
Future advances	31,421	23,954	31,421	24,153
Total grants	$120,719	$92,032	$120,719	$92,796

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

Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The capital leases have a weighted average remaining term of 35 years and a weighted average interest rate of 9.9%.

Other

The Company holds certain forestry licenses and land leases with respect to its resort operations at Steamboat and Winter Park. These licenses and leases expire between 2047 and 2056 and provide for annual payments based on a percentage of sales that range between 1.5% and 4.0% of such sales. Payments for forestry licenses and land leases were $0.1 million for each of the three months ended September 30, 2016 and 2015.

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

Each of the Company’s segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company's segments on the basis of revenue and earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company also evaluates Adjusted EBITDA as a key compensation measure. The compensation committee of the board of directors reviews the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA. Adjusted EBITDA is useful when comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the Company's core operating performance.

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
Three Months Ended September 30, 2016 and 2015
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

The following tables present segment revenue reconciled to consolidated revenue and net income (loss) attributable to the Company reconciled to Adjusted EBITDA and Adjusted EBITDA by segment (in thousands):

	Three Months Ended September 30,
	2016	2015
Revenue:
Mountain
Lift (1)	$4,750	$4,005
Lodging	16,961	15,319
Ski School (2)	672	610
Retail and Rental	7,604	7,458
Food and Beverage	10,353	9,632
Other	13,654	12,734
Total Mountain revenue	53,994	49,758
Adventure revenue	17,946	24,263
Real Estate revenue	8,279	11,812
Total segment revenue	80,219	85,833
Legacy, non-core and other revenue (3)	260	371
Total revenue	$80,479	$86,204

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(44,396)	$(47,042)
Legacy and other non-core expenses, net (4)	803	2,351
Other operating expenses (5)	2,108	1,151
Depreciation and amortization	15,170	15,042
Gain on disposal of assets	(341)	(689)
Interest income (6)	(70)	(71)
Interest expense	9,908	10,162
Loss from equity method investments (7)	1,388	3,084
Pro rata share of Adjusted EBITDA related to equity method investments (8)	1,120	692
Adjusted EBITDA attributable to noncontrolling interest	(370)	(2,162)
Other income, net (9)	(475)	(78)
Income tax expense	939	1,787
Loss attributable to noncontrolling interest	287	1,619
Total Adjusted EBITDA	$(13,929)	$(14,154)

Mountain Adjusted EBITDA (8)	$(18,073)	$(20,787)
Adventure Adjusted EBITDA (10)	2,145	4,860
Real Estate Adjusted EBITDA (11)	1,999	1,773
Total Adjusted EBITDA	$(13,929)	$(14,154)

(1)	Lift revenue outside of the ski season is derived primarily from mountain biking and sightseeing lift products.

(2)	Ski School revenue outside of the ski season is derived primarily from mountain bike instruction at various resorts.

(3)
Legacy, non-core and other revenue represents legacy and other non-core operations that are not reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. It includes legacy real estate asset sales, divested non-core operations, and non-core retail revenue.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
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

(5)	Includes costs related to non-cash compensation, reduction in workforce severance, lease payments pursuant to the lease at Winter Park and other expenses.

(6)	Includes interest income unrelated to IRCG financing activities.

(7)	Represents the losses from equity method investments, including: Chateau M.T. Inc., Mammoth Hospitality Management L.L.C., and the Mammoth family of resorts.

(8)
Includes the Company’s pro rata share of Adjusted EBITDA from its equity method investments in Mammoth Hospitality Management L.L.C. and Chateau M.T. Inc. The pro rata share of Adjusted EBITDA represents the Company’s share of Adjusted EBITDA from these equity method investments based on the Company's economic ownership percentages.

(9)	Includes foreign currency transaction gains (losses), litigation settlement gains (losses), acquisition-related expenses, and other expenses.

(10)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations until the Disposition Date, in the amount of $0.9 million for the three months ended September 30, 2015.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for each of the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Capital expenditures:
Mountain	$5,808	$7,630
Adventure	3,385	1,345
Real Estate	117	123
Total segment capital expenditures	9,310	9,098
Corporate and other	1,038	691
Total capital expenditures	$10,348	$9,789

Geographic Data

The Company’s revenue by geographic region for each of the three months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended September 30,
	2016	2015
Revenue:
United States	$37,765	$39,021
Canada	42,714	47,183
Total revenue	$80,479	$86,204

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2016 and 2015
(Unaudited)

11.    Subsequent Events

Amendment to Credit Agreement

On October 14, 2016, certain of the subsidiaries of the Company, that guarantee the Company’s Senior Debt, entered into the Fifth Amendment to the Credit Agreement. The Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Term Loan from 3.00% to 2.50% and from 4.00% to 3.50%, respectively. Additionally, the Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Revolver. The applicable margin for base rate loans under the Revolver decreased from 2.75% to 2.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 2.50% to 2.25% if the total secured debt leverage ratio is less than 4.50:1.00. The applicable margin for Eurodollar rate loans under the Revolver decreased from 3.75% to 3.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 3.50% to 3.25% if the total secured debt leverage ratio is less than 4.50:1.00.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities Exchange Commission (the "SEC) on September 8, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. References herein to the "Company," "we," "us," or "our" are to Intrawest Resort Holdings, Inc. and its consolidated subsidiaries.

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

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. Our Real Estate segment includes Intrawest Hospitality Management, Inc. (“IHM”), which manages condominium hotel properties including Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California, Playground, our residential real estate sales and marketing business, our 50.0% interest in Mammoth Hospitality Management L.L.C. (“MHM”) and our 57.1% economic interest in Chateau M.T. Inc. (“Chateau”), and formerly included the Intrawest Resort Club Group ("IRCG"), a vacation club business, until we sold the business on January 29, 2016 (the "Disposition Date"). Our Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs.

In addition to our segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Recent Transactions

IRCG Transaction

On January 29, 2016, the Company sold substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of IRCG to Diamond Resorts Corporation and Diamond Resorts International, Inc. (together with Diamond Resorts Corporation, “Diamond”) for a purchase price of approximately $84.6 million (the “IRCG Transaction”).

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

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders results in downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders may result in downward pressure on Revenue Per Visit, which is defined as total Mountain revenue recorded during the ski season divided by total visitation. We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products.

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

The following table contains selected unaudited segment information for the quarter ended September 30, 2016 and the four preceding quarters (in thousands):

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Mountain revenue	$53,994	$36,781	$255,357	$79,436	$49,758
Adventure revenue	17,946	18,939	48,835	12,368	24,263
Real Estate revenue	8,279	9,245	9,973	11,403	11,812
Total segment revenue	$80,219	$64,965	$314,165	$103,207	$85,833

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Mountain Adjusted EBITDA	$(18,073)	$(26,447)	$136,704	$(5,136)	$(20,787)
Adventure Adjusted EBITDA	2,145	(471)	21,246	(3,489)	4,860
Real Estate Adjusted EBITDA	1,999	(191)	3,346	1,697	1,773
Total Adjusted EBITDA	$(13,929)	$(27,109)	$161,296	$(6,928)	$(14,154)

See "Non-GAAP Financial Measures" below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP (as defined below) measures.

Resort Real Estate Markets

We intend to resume development of residential vacation homes at our mountain resorts or other resort properties when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macroeconomic trends and consumer sentiment. During recent periods we have seen a partial recovery in the market for vacation homes.

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

Where we discuss the impact of foreign currency adjustments on our results of operations, the impact is calculated on a constant U.S. dollars basis. We calculate constant U.S. dollar amounts by applying prior year period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements of operations for the three months ended September 30, 2016 and 2015 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our segment results.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015 (dollars in thousands)

	Three Months Ended September 30,		Change
	2016	2015	$	%
Revenue	$80,479	$86,204	$(5,725)	(6.6)%
Operating expenses	98,069	103,248	(5,179)	(5.0)%
Depreciation and amortization	15,170	15,042	128	0.9%
Gain on disposal of assets	(341)	(689)	348	(50.5)%
Loss from operations	(32,419)	(31,397)	(1,022)	3.3%
Interest expense, net	(9,838)	(9,233)	(605)	6.6%
Loss from equity method investments	(1,388)	(3,084)	1,696	(55.0)%
Other income, net	475	78	397	n/m
Loss before income taxes	(43,170)	(43,636)	466	(1.1)%
Income tax expense	939	1,787	(848)	(47.5)%
Net loss	(44,109)	(45,423)	1,314	(2.9)%
Income attributable to noncontrolling interest	287	1,619	(1,332)	(82.3)%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(44,396)	$(47,042)	$2,646	(5.6)%

n/m - Calculation is not meaningful.

Revenue

Revenue decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease of $5.6 million in total segment revenue. Total segment revenue in the three months ended September 30, 2016 included decreases of $6.3 million and $3.5 million in Adventure revenue and Real Estate revenue, respectively, partially offset by an increase of $4.2 million in Mountain revenue. Revenue in the three months ended September 30, 2015 included $4.4 million of revenue from IRCG prior to the Disposition Date. Excluding the IRCG revenue, revenue decreased by $1.3 million, or 1.6%, in the three months ended September 30, 2016 compared to the same period of the prior year.

Operating expenses

Operating expenses decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to decreases of $4.5 million and $0.7 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. Total segment operating expenses in the three months ended September 30, 2016 included decreases of $4.2 million and $1.8 million in Real Estate and Adventure operating expenses, respectively, partially offset by an increase of $1.5 million in Mountain operating expense. Operating expense in the three months ended September 30, 2015 included $4.4 million of operating expenses from IRCG prior to the Disposition Date. Excluding the IRCG operating expense, operating expenses decreased by $0.8 million, or 0.8%, in the three months ended September 30, 2016 compared to the same period of the prior year.

Depreciation and amortization

Depreciation and amortization increased $0.1 million, or 0.9%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in the three months ended September 30, 2016 compared to the same period of the prior year is primarily due to more depreciable assets.

Gain on disposal of assets

In the three months ended September 30, 2016, the gain on disposal of assets of $0.3 million was primarily attributable to proceeds received from the insurance carrier related to helicopter blades damaged by hail. In the three months ended September 30, 2015, the gain on disposal of assets of $0.7 million was primarily related to the write-off of a damaged helicopter.

Interest expense, net

Interest expense, net increased by $0.6 million, or 6.6%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as a result of lower interest income. Interest income decreased primarily due to lower notes receivable as a result of the IRCG disposition on January 29, 2016.

Loss from equity method investments

The lower loss from equity method investments in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily a result of improved results from our investments in the Mammoth family of resorts. During the three months ended September 30, 2016, the Mammoth family of resorts had higher summer visitation and biking activities which lead to increased lodging, food and beverage and other revenues compared to the same period of the prior year.

Other income, net

Other income, net increased by $0.4 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher foreign currency transaction gains during the three months ended September 30, 2016.

Income tax expense

The consolidated income tax expense was $0.9 million and $1.8 million for three months ended September 30, 2016 and 2015, respectively, representing effective tax rates of (2.2)% and (4.2)%, respectively, primarily relating to taxable Canadian helicopter operations.

Results of Segment Operations (in thousands)

	Three Months Ended September 30,
	2016	2015
Mountain revenue	$53,994	$49,758
Adventure revenue	17,946	24,263
Real Estate revenue	8,279	11,812
Total segment revenue	$80,219	$85,833

Mountain Adjusted EBITDA	$(18,073)	$(20,787)
Adventure Adjusted EBITDA	2,145	4,860
Real Estate Adjusted EBITDA	1,999	1,773
Total Adjusted EBITDA	$(13,929)	$(14,154)

See "Non-GAAP Financial Measures" below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP measures.

Comparison of Mountain Results for the Three Months Ended September 30, 2016 and 2015 (dollars in thousands except for RevPAR and ADR)

	Three Months Ended September 30,		Change
	2016	2015	$	%
RevPAR (1)	$69.08	$62.09	$6.99	11.3%
ADR (2)	$143.81	$133.70	$10.11	7.6%

Mountain revenue:
Lift	$4,750	$4,005	$745	18.6%
Lodging	16,961	15,319	1,642	10.7%
Ski School	672	610	62	10.2%
Retail and Rental	7,604	7,458	146	2.0%
Food and Beverage	10,353	9,632	721	7.5%
Other	13,654	12,734	920	7.2%
Total Mountain revenue	$53,994	$49,758	$4,236	8.5%
Mountain Adjusted EBITDA	$(18,073)	$(20,787)	$2,714	(13.1)%

(1) "Revenue per available room" or "RevPAR" is determined by dividing gross room revenue during a given period by the number of units available to guests during such period.

(2) "Average Daily Rate" or "ADR" is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period.

Mountain revenue

Mountain revenue increased by $4.2 million, or 8.5%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to higher summer visitation.

Lift revenue

Lift revenue, which during the summer is derived from mountain biking and sightseeing lift products, increased by $0.7 million, or 18.6%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher summer visitation.

Lodging revenue

Lodging revenue increased by $1.6 million, or 10.7%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher room nights and higher ADR at our Eastern resorts.

Ski School revenue

Ski School revenue, which during the summer is derived from mountain bike instruction and child care, increased slightly by $0.1 million, or 10.2%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher summer visitation.

Retail and Rental revenue

Retail and Rental revenue increased by $0.1 million, or 2.0%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to operating additional stores.

Food and Beverage revenue

Food and Beverage revenue increased by $0.7 million, or 7.5%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher summer visitation and more special events including weddings and banquets.

Other revenue

Other revenue increased by $0.9 million, or 7.2%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher summer visitation and higher revenue from more summer attractions.

Mountain Adjusted EBITDA

Our first fiscal quarter has historically resulted in negative Mountain Adjusted EBITDA, as our ski resorts do not open for ski operations until our second fiscal quarter. The first fiscal quarter consists primarily of operating and administrative expenses partially offset by summer operations.

Mountain Adjusted EBITDA improved in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $4.2 million increase in Mountain revenue partially offset by a $1.5 million increase in Mountain operating expenses. Mountain operating expenses increased from $70.5 million in the three months ended September 30, 2015 to $72.0 million in the three months ended September 30, 2016. The variable operating expenses increased as a result of higher summer visitation.

Comparison of Adventure Results for the Three Months Ended September 30, 2016 and 2015 (dollars in thousands)

	Three Months Ended September 30,		Change
	2016	2015	$	%
Adventure revenue	$17,946	$24,263	$(6,317)	(26.0)%
Adventure Adjusted EBITDA	$2,145	$4,860	$(2,715)	(55.9)%

Adventure revenue

Adventure revenue decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $6.3 million decrease in ancillary aviation services as a result of reduced flight hours. The ancillary aviation service in three months ended September 30, 2015 was elevated primarily due to fire suppression related activities from above average forest fire activity, which did not recur in the three months ended September 30, 2016.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $6.3 million decrease in Adventure revenue partially offset by a $1.8 million decrease in Adventure operating expenses, which decreased from $17.2 million in the three months ended September 30, 2015 to $15.4 million in the three months ended September 30, 2016. The decrease in Adventure operating expenses in the three months ended September 30, 2016 was primarily attributable to lower variable expenses associated with decrease in fire suppression activities and associated flight hours. After removing $0.4 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA decreased by $2.7 million.

Comparison of Real Estate Results for the Three Months Ended September 30, 2016 and 2015 (dollars in thousands)

	Three Months Ended September 30,		Change
	2016	2015	$	%
Real Estate revenue	$8,279	$11,812	$(3,533)	(29.9)%
Real Estate Adjusted EBITDA	$1,999	$1,773	$226	12.7%

Real Estate revenue

Real Estate revenue decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the sale of IRCG in the prior year. Excluding IRCG revenue of $4.4 million in the three months ended September 30, 2015, Real Estate revenue increased by $0.9 million, or 11.8%, in the three months ended September 30, 2016 compared to the same period in the prior year primarily as a result of higher occupancy at our IHM properties.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $4.2 million decrease in Real Estate operating expenses partially offset by a $3.5 million decrease in Real Estate revenue. Real Estate operating expenses decreased by $4.2 million from $11.6 million in the three months ended September 30, 2015 to $7.4 million in the three months ended September 30, 2016 primarily due to the sale of IRCG in the prior year. Excluding IRCG operating expense of $4.4 million in the three months ended September 30, 2015, Real Estate operating expenses increased by $0.2 million, or 2.5%, in the three months ended September 30, 2016 compared to the same period in the prior year primarily due to increased variable expenses associated with the higher occupancy at our IHM properties.

Non-GAAP Financial Measures

We use Adjusted EBITDA, as defined in Part I - Item 1, Financial Statements (unaudited), Note 10, "Segment Information", as a measure of our operating performance. Adjusted EBITDA is a supplemental non-GAAP financial measure. Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by accounting principles generally accepted in the United States of America ("GAAP").

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. Adjusted EBITDA assists us, and we believe that it assists investors, in comparing our performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. The compensation committee of our board of directors will determine the annual variable compensation for certain members of our management team based, in part, on Adjusted EBITDA.

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

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2016	2015
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(44,396)	$(47,042)
Legacy and other non-core expenses, net	803	2,351
Other operating expenses	2,108	1,151
Depreciation and amortization	15,170	15,042
Gain on disposal of assets	(341)	(689)
Interest income	(70)	(71)
Interest expense	9,908	10,162
Loss from equity method investments	1,388	3,084
Pro rata share of Adjusted EBITDA related to equity method investments	1,120	692
Adjusted EBITDA attributable to noncontrolling interest	(370)	(2,162)
Other income, net	(475)	(78)
Income tax expense	939	1,787
Loss attributable to noncontrolling interest	287	1,619
Total Adjusted EBITDA	$(13,929)	$(14,154)

Mountain Adjusted EBITDA	$(18,073)	$(20,787)
Adventure Adjusted EBITDA	2,145	4,860
Real Estate Adjusted EBITDA	1,999	1,773
Total Adjusted EBITDA	$(13,929)	$(14,154)

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

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $21.0 million and $16.0 million of cash from operating activities during the three months ended September 30, 2016 and 2015, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

As part of a refinancing in December 2013, we entered into a credit agreement dated as of December 9, 2013 (as amended, the "Credit Agreement"), which provides for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan. The incremental borrowing has the same terms and maturity date as the original Term Loan. While the fourth amendment to the Credit Agreement (the "Fourth Amendment") resulted in certain changes to our incremental borrowing capacity, we continue to have the ability to increase the borrowings on the Term Loan under certain circumstances and subject to certain criteria as outlined in the Fourth Amendment; so long as, after giving effect to any additional amounts borrowed, we remain compliant with all covenants of the Credit Agreement.

As of September 30, 2016, we had available capacity of $13.0 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the applicable covenants of the Credit Agreement as of September 30, 2016.

Our cash and cash equivalents balance as of September 30, 2016 was $116.3 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $10.3 million and $9.8 million in the three months ended September 30, 2016 and 2015, respectively, or 12.9% and 11.4% of total revenue for the respective periods.

We paid principal, interest and fees to our lenders of $9.4 million and $10.1 million in the three months ended September 30, 2016 and 2015, respectively. The majority of principal payments on our long-term debt under the Term Loan is not due until 2020.

Our debt service requirements can be impacted by changing interest rates as we had $554.5 million of variable rate debt outstanding as of September 30, 2016. As of September 30, 2016, the three month LIBOR was 0.86%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $1.2 million.

Cash Flows for the Three Months Ended September 30, 2016 and 2015

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Three Months Ended September 30,
	2016	2015	$ Change
Net cash provided by (used in):
Operating activities	$20,990	$16,013	$4,977
Investing activities	(9,766)	(9,596)	(170)
Financing activities	(1,569)	(2,174)	605
Effect of exchange rate on cash	(441)	(2,802)	2,361
Net increase (decrease) in cash and cash equivalents	$9,214	$1,441	$7,773

Operating Activities

The $5.0 million increase in cash provided by operating activities in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to normal changes in working capital accounts primarily from deferred revenue due to higher pass sales in the three months ended September 30, 2016.

Investing Activities

Cash used in investing activities increased by $0.2 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of a slight increase in cash outflows for capital expenditures partially offset by an increase in insurance proceeds on damaged equipment in the three months ended September 30, 2016.

Financing Activities

Cash used in financing activities decreased by $0.6 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. In the three months ended September 30, 2015, the Company made quarterly payments under the Term Loan while there was no payment due in the three months ended September 30, 2016.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part I - Item 1, Financial Statements (unaudited), Note 2, “Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At September 30, 2016, we had $554.5 million of variable rate indebtedness, representing approximately 99.8% of our total debt outstanding, at an average interest rate for the three months ended September 30, 2016 of approximately 5%. As of September 30, 2016, the three month LIBOR was 0.86%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the three month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the three month LIBOR would cause our annual interest payments to change by approximately $1.2 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we record revenue and expenses in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 53% and 55%, respectively, of total revenue in the three months ended September 30, 2016 and 2015. Based upon our ownership of Canadian subsidiaries as of September 30, 2016, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $3.9 million for the three months ended September 30, 2016. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In addition, our pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims arising in the ordinary course of business being filed against us by owners and prospective purchasers of residences in our real estate developments. In some instances, we have been named as a defendant in lawsuits alleging construction defects at certain of our existing developments or alleging that we failed to construct planned amenities. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016, which risk factors are incorporated herein by reference.

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
Lindsay Goszulak
Vice President, Accounting and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Purchase Agreement, dated November 24, 2015, among Intrawest U.S. Holdings Inc., Intrawest ULC, Diamond Resorts Corporation, and Diamond Resorts International, Inc.	10-Q	2.2	February 3, 2016
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Tenth Amendment to Lease and Operating Agreement, dated August 29, 2016, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	10-K	10.6(k)	September 8, 2016
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

