Form 10-Q
period 2016-12-31
Intrawest Resorts Holdings, Inc.
filed 2017-02-02
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

As of January 30, 2017, 39,775,887 shares of the registrant’s common stock were outstanding.

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

You should carefully consider the risks described in Part I - Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in any forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$131,321	$107,066
Restricted cash	23,799	12,475
Receivables, net of allowances of $825 and $831	26,046	36,660
Inventories	30,861	23,620
Other current assets	24,516	21,081
Total current assets	236,543	200,902
Property, plant and equipment, net of accumulated depreciation of $455,447 and $438,991	511,559	511,486
Real estate held for development	135,773	137,283
Intangible assets, net of accumulated amortization of $64,759 and $63,304	46,908	50,226
Goodwill	105,627	105,981
Other long-term assets, net of accumulated amortization of $1,399 and $1,560	33,110	31,927
Total assets	$1,069,520	$1,037,805
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$80,271	$64,869
Deferred revenue and deposits	155,119	67,937
Capital lease obligations due within one year	3,331	3,345
Long-term debt due within one year	2,349	497
Total current liabilities	241,070	136,648
Long-term capital lease obligations	34,496	35,061
Long-term debt	536,802	537,295
Other long-term liabilities	66,614	68,766
Total liabilities	878,982	777,770
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized; 39,762 and 39,736 shares issued and outstanding, respectively	453	453
Treasury stock, at cost; 5,556 shares and 5,556 shares, respectively	(50,643)	(50,643)
Additional paid-in capital	2,902,348	2,900,696
Accumulated deficit	(2,789,175)	(2,726,074)
Accumulated other comprehensive income	124,740	131,920
Total Intrawest Resorts Holdings, Inc. stockholders' equity	187,723	256,352
Noncontrolling interest	2,815	3,683
Total stockholders' equity	190,538	260,035
Total liabilities and stockholders' equity	$1,069,520	$1,037,805

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Statements of Operations
Revenue	$121,161	$103,951	$201,641	$190,155
Operating expenses	119,916	117,074	217,984	220,322
Depreciation and amortization	14,220	14,496	29,390	29,538
Loss (gain) on disposal of assets	1,480	(1,638)	1,139	(2,327)
Loss from operations	(14,455)	(25,981)	(46,872)	(57,378)
Interest expense, net	(9,009)	(9,384)	(18,847)	(18,618)
Earnings (loss) from equity method investments	4,175	1,702	2,787	(1,382)
Loss on extinguishment of debt	(820)	—	(820)	—
Other (expense) income, net	(256)	5,131	218	5,210
Loss before income taxes	(20,365)	(28,532)	(63,534)	(72,168)
Income tax (benefit) expense	(623)	(519)	317	1,268
Net loss	(19,742)	(28,013)	(63,851)	(73,436)
(Loss) income attributable to noncontrolling interest	(1,037)	(708)	(750)	912
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(18,705)	$(27,305)	$(63,101)	$(74,348)

Weighted average shares of common stock outstanding:
Basic and diluted	39,762	45,230	39,762	45,230
Net loss attributable to Intrawest Resorts Holdings, Inc. per share:
Basic and diluted	$(0.47)	$(0.60)	$(1.59)	$(1.64)

Statements of Comprehensive Income (Loss)
Net loss	$(19,742)	$(28,013)	$(63,851)	$(73,436)
(Loss) income attributable to noncontrolling interest	(1,037)	(708)	(750)	912
Net loss attributable to Intrawest Resorts Holdings, Inc.	(18,705)	(27,305)	(63,101)	(74,348)

Other comprehensive loss, net of tax of $0	(5,480)	(8,379)	(7,298)	(30,371)
Other comprehensive loss attributable to noncontrolling interest	(86)	(59)	(118)	(215)
Other comprehensive loss attributable to Intrawest Resorts Holdings, Inc.	(5,394)	(8,320)	(7,180)	(30,156)

Comprehensive loss, net of tax of $0	(25,222)	(36,392)	(71,149)	(103,807)
Comprehensive (loss) income attributable to noncontrolling interest	(1,123)	(767)	(868)	697
Comprehensive loss attributable to Intrawest Resorts Holdings, Inc., net of tax	$(24,099)	$(35,625)	$(70,281)	$(104,504)

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash provided by (used in):
Operating activities:
Net loss	$(63,851)	$(73,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,390	29,538
Funding of pension plans	(2,250)	(2,207)
Dividend from equity method investments	2,000	1,000
Loss on extinguishment of debt	820	—
Other non-cash expense, net	3,038	3,824
Changes in assets and liabilities
Inventories	(7,777)	(10,072)
Restricted Cash	(11,379)	(4,154)
Receivables	9,946	4,813
Accounts payable and accrued liabilities	13,771	21,262
Deferred revenue and deposits	88,507	77,115
Other assets and liabilities, net	(1,946)	(3,362)
Net cash provided by operating activities	60,269	44,321
Investing activities:
Capital expenditures	(31,904)	(32,531)
Other investing activities, net	600	2,244
Net cash used in investing activities	(31,304)	(30,287)
Financing activities:
Repayments of bank and other borrowings	(3,115)	(4,892)
Financing costs paid	(275)	—
Net cash used in financing activities	(3,390)	(4,892)
Effect of exchange rate changes on cash	(1,320)	(4,749)
Increase in cash and cash equivalents	24,255	4,393
Cash and cash equivalents, beginning of period	107,066	90,580
Cash and cash equivalents, end of period	$131,321	$94,973

Supplemental information:
Cash paid for interest	$15,479	$15,735
Cash paid for income tax	$1,062	$968
Non-cash investing and financing activities:
Property, plant and equipment received but not paid	$3,270	$7,355
Addition in property, plant and equipment financed by capital lease obligations	$423	$—

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Dispositions

Note 4 - Earnings per Share

Note 5 - Supplementary Balance Sheet Information

Note 6 - Debt

Note 7 - Accumulated Other Comprehensive Income and Other Comprehensive Income

Note 8 - Income Taxes

Note 9 - Commitments and Contingencies

Note 10 - Segment Information

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
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

The Real Estate segment is comprised of Intrawest Hospitality Management, Inc. (“IHM”), which principally manages condominium hotel properties including Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California, Playground, a residential real estate sales and marketing business, the Company’s 50.0% interest in Mammoth Hospitality Management, L.L.C. ("MHM"), the Company's 57.1% economic interest in Chateau M.T. Inc. ("Chateau"), and formerly included Intrawest Resort Club Group ("IRCG"), a vacation club business, which was sold on January 29, 2016 ("the Disposition Date"). The Real Estate segment is also comprised of real estate development activities and includes costs associated with these activities, such as planning activities and land carrying costs.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but over which the Company is able to exercise significant influence, are accounted for under the equity method. Under the equity method, the original cost of the investment is adjusted for the Company’s share of post-acquisition earnings or losses increased by contributions less distributions received. As of July 1, 2016, the Company reassessed all non-wholly owned subsidiaries in accordance with the new guidance issued in Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) and determined that no changes to consolidation methods were needed.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

The Company owns a 20.0% equity interest in Alpine Helicopters Inc. (“Alpine Helicopters”). Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH's operations. Alpine Helicopters leases substantially all of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying condensed consolidated financial statements. As of December 31, 2016, Alpine Helicopters had total assets of $8.8 million and total liabilities of $3.5 million.

On January 29, 2016, the Company sold substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of IRCG to Diamond Resorts Corporation and Diamond Resorts International, Inc. (together with Diamond Resorts Corporation, “Diamond”), as described in Note 3, “Dispositions” (the "IRCG Transaction"). In accordance with applicable accounting guidance, the disposal did not qualify for discontinued operations presentation and, therefore, the accompanying condensed consolidated statements of operations and comprehensive income (loss) reflect the consolidation of the results of IRCG in the prior fiscal year. Prior to the Deposition Date, IRCG was a part of the Real Estate segment.

Fair Value of Financial Instruments

As of December 31, 2016 and June 30, 2016, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

	December 31, 2016		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$553,333	$560,769	$554,480	$555,173
Other debt obligations	1,106	924	1,172	971

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No.2017-01, Business Combinations (Topic 805) ("ASU 2017-01"). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets of businesses. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company intends to adopt this guidance on July 1, 2018. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for interim and annual periods beginning after December 15, 2019, with a modified-retrospective approach. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 supersedes existing guidance in Leases (Topic 840). The revised standard requires lessees to recognize the assets and liabilities arising from leases with lease terms greater than twelve months on the balance sheet, including those currently classified as operating leases, and to disclose key information about leasing arrangements. Lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will remain largely unchanged. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. While we are continuing to evaluate the standard, we currently believe the most significant impact will relate to our accounting for operating leases and that our capital leases will remain substantially unchanged under the new standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition guidance for one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the identification of performance obligations and the licensing implementation guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which clarifies the guidance in Topic 606 on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20"), which provides technical corrections and improvements to clarify Topic 606 or to correct unintended application of Topic 606. These accounting standard updates have the same effective date as the original standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is planning to adopt the standard on July 1, 2018. The Company is currently in the assessment phase to evaluate the impact this standard will have on our financial results, systems, processes and internal controls and based on that assessment will then determine the transition approach to use and the full impact of adoption.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

3.     Dispositions

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

Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of the Company. The IRCG Transaction resulted in a pre-tax gain of $40.4 million, which was included in the gain on sale of IRCG line item in the consolidated statement of operations accompanying the Company's Annual Report on Form 10-K for the year ended June 30, 2016 filed with the SEC on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016. Due to the Company's net operating losses for tax purposes in the United States and Canada, there were no cash taxes or any impact on the effective tax rate, due to the Company's valuation allowance, as a result of the IRCG Transaction.

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

Due to the Company's reported net loss for the three months ended December 31, 2016 and 2015, the effect of 0.9 million and 1.5 million share based payment awards, respectively, was not included in the calculation of diluted EPS as the effect would be anti-dilutive. Due to the Company's reported net loss for the six months ended December 31, 2016 and 2015, the effect of 0.7 million and 1.3 million share based payment awards, respectively, was not included in the calculation of diluted EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Basic and Diluted EPS
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(18,705)	$(27,305)	$(63,101)	$(74,348)
Weighted average common shares outstanding	39,762	45,230	39,762	45,230
Basic and diluted EPS	$(0.47)	$(0.60)	$(1.59)	$(1.64)

5.    Supplementary Balance Sheet Information

Current receivables, net

Current receivables as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016

Trade receivables	$26,857	$37,441
Loans, mortgages and notes receivable	14	50
Allowance for doubtful accounts	(825)	(831)
Total current receivables, net	$26,046	$36,660

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

Other current assets

Other current assets as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016

Capital spares	$12,452	$11,628
Prepaid insurance	4,100	4,813
Other prepaid expenses and current assets	7,964	4,640
Total other current assets	$24,516	$21,081

Other long-term assets, net

Other long-term assets, net as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016

Equity method investments	$27,003	$26,398
Long-term receivables	1,460	1,541
Other long-term assets	4,647	3,988
Total other long-term assets, net	$33,110	$31,927

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016

Trade payables	$72,944	$48,353
Accrued liabilities	7,327	16,516
Total accounts payable and accrued liabilities	$80,271	$64,869

Current deferred revenue and deposits

Current deferred revenue and deposits as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016

Season pass and other deferred revenue	$95,824	$42,343
Lodging and tour deposits	59,251	25,548
Deposits on real estate sales	44	46
Total current deferred revenue and deposits	$155,119	$67,937

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

Other long-term liabilities

Other long-term liabilities as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016

Pension liability, net of funded assets	$31,465	$33,550
Forgivable government grants	8,599	7,719
Deferred revenue and deposits	7,796	8,106
Other long-term liabilities	18,754	19,391
Total other long-term liabilities	$66,614	$68,766

6.	Debt

The Company's total borrowings as of December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

		December 31, 2016	Fiscal Year End June 30, 2016
	Maturity
Senior Debt	2020	$553,333	$554,480
Other debt obligations	2017-2023	1,106	1,172
Less: unamortized original issue discount ("OID") and debt issuance costs		(15,288)	(17,860)
Total		539,151	537,792
Less: Long-term debt due within one year		2,349	497
Total long-term debt		$536,802	$537,295

Senior Debt

The Company’s credit agreement, dated as of December 9, 2013 (as amended, the “Credit Agreement”), provides for a $540.0 million term loan facility (the “Term Loan"), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the "Incremental Amendment"), the Company borrowed an incremental $60.0 million under the Term Loan, and continues to have the ability to increase the borrowings on the Term Loan under certain circumstances and subject to certain criteria; so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants contained in the Credit Agreement. There were $39.8 million and $42.8 million of irrevocable standby letters of credit outstanding under the LC Facility at December 31, 2016 and June 30, 2016, respectively. There were no outstanding borrowings under the Revolver or draws on our outstanding letters of credit under the LC facility as of December 31, 2016 and June 30, 2016. On December 30, 2016, the Company executed the sixth amendment to the Credit Agreement, which primarily served to appoint Bank of America, N.A. as the Company's administrative agent.

Other Debt Obligations

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations was 5.3% for the six months ended December 31, 2016.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

Maturities

Current maturities represent principal payments due in the next 12 months. As of December 31, 2016, the long-term debt aggregate maturities for the 12 month periods ending December 31, for each of the following years are set forth below (in thousands):

2017	$2,349
2018	6,136
2019	6,143
2020	539,431
2021	156
Thereafter	224
$554,439

Interest Expense

The Term Loan bears interest based upon the LIBOR-based rate subject to a LIBOR floor of 1.00%. On October 14, 2016, certain of the subsidiaries of the Company, that guarantee the Senior Debt, entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Term Loan from 3.00% to 2.50% and from 4.00% to 3.50%, respectively. Additionally, the Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Revolver. The applicable margin for base rate loans under the Revolver decreased from 2.75% to 2.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 2.50% to 2.25% if the total secured debt leverage ratio is less than 4.50:1.00. The applicable margin for Eurodollar rate loans under the Revolver decreased from 3.75% to 3.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 3.50% to 3.25% if the total secured debt leverage ratio is less than 4.50:1.00. As of December 31, 2016, the applicable margin was 3.50% under the Term Loan, 3.25% under the Revolver and 4.50% under the LC Facility.

The Company recorded interest expense of $9.1 million and $10.3 million in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2016 and 2015, respectively, of which $0.9 million and $0.9 million, respectively, was amortization of deferred financing costs and the OID. The Company recorded interest expense of $19.0 million and $20.4 million in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2016 and 2015, respectively, of which $1.9 million and $1.8 million was amortization of deferred financing costs and the OID.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

7.    Accumulated Other Comprehensive Income (Loss) and Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) ("AOCI"), by component, for the six months ended December 31, 2016 and 2015 (in thousands):

	Realized portion on cash flow hedge	Actuarial loss on pensions	Foreign currency translation adjustments	Total
As of June 30, 2015	$(1,919)	$(11,950)	$159,248	$145,379
Amounts reclassified from AOCI	606	349	—	955
Foreign currency translation adjustments	(8)	779	(31,882)	(31,111)
Net current period other comprehensive income (loss)	598	1,128	(31,882)	(30,156)
As of December 31, 2015	$(1,321)	$(10,822)	$127,366	$115,223

As of June 30, 2016	$(733)	$(14,242)	$146,895	$131,920
Amounts reclassified from AOCI	435	451	—	886
Foreign currency translation adjustments	(1)	272	(8,337)	(8,066)
Net current period other comprehensive income (loss)	434	723	(8,337)	(7,180)
As of December 31, 2016	$(299)	$(13,519)	$138,558	$124,740

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect (i) foreign currency translation adjustments, (ii) realized portion of a cash flow hedge, and (iii) actuarial gain (loss) on pensions. The components of other comprehensive income (loss) for the three and six months ended December 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Foreign currency translation adjustments	$(5,942)	$(8,845)	$(8,184)	$(31,326)
Realized portion of cash flow hedge(a)	237	303	435	606
Actuarial gain (loss) on pensions(b)	225	163	451	349
Other comprehensive loss, net of tax of $0	(5,480)	(8,379)	(7,298)	(30,371)
Other comprehensive loss attributable to noncontrolling interest, net of tax of $0	(86)	(59)	(118)	(215)
Other comprehensive loss attributable to Intrawest Resorts Holdings, Inc., net of tax of $0	$(5,394)	$(8,320)	$(7,180)	$(30,156)

(a)	Amounts reclassified out of AOCI are included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	Amounts reclassified out of AOCI are included in operating expenses in the accompanying condensed consolidated statements of operations.

8.    Income Taxes

The Company’s quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented. The consolidated income tax provision attributable to the Company was a $0.6 million benefit and a $0.3 million expense for the three and six months ended December 31, 2016, respectively, and a $0.5 million benefit and a $1.3 million expense for the three and six months ended December 31, 2015, respectively, primarily relating to taxable Canadian helicopter operations. These amounts represent an effective tax rate of 3.1% and (0.5)% for the three and six months ended

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

December 31, 2016, respectively; and an effective tax rate of 1.8% and (1.8)% for the three and six months ended December 31, 2015, respectively. The federal blended statutory rate was 28.9% and 31.9% for the three and six months ended December 31, 2016, respectively, and 29.5% and 31.5% for the three and six months ended December 31, 2015, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in the recorded valuation allowances for entities in the United States and Canada.

9.    Commitments and Contingencies

Letters of Credit

The Company had issued letters of credit of $39.8 million and $42.8 million as of December 31, 2016 and June 30, 2016, respectively, mainly to secure the Company's commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company's former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

Reimbursable government loans and forgivable grants as of December 31, 2016 and June 30, 2016 in Canadian dollars ("CAD") and the U.S. dollar ("USD") equivalent are as follows (in thousands):

	December 31, 2016		June 30, 2016
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$241	$179	$241	$185
Grants
Received	89,298	66,506	89,298	68,643
Future advances	31,421	23,401	31,421	24,153
Total grants	$120,719	$89,907	$120,719	$92,796

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

Other

The Company holds certain forestry licenses and land leases with respect to its resort operations at Steamboat and Winter Park. These licenses and leases expire between 2047 and 2056 and provide for annual payments based on a percentage of sales that range between 1.5% and 4.0% of such sales. Payments for forestry licenses and land leases were $0.8 million for each of the three months ended December 31, 2016 and 2015 and $0.9 million for each of the six months ended December 31, 2016 and 2015.

10.    Segment Information

The Company currently manages and reports operating results through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities, including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment generates revenue from the sale of helicopter accessed skiing, mountaineering and hiking adventure packages, and ancillary services, such as fire suppression services, leasing, and maintenance, repair and overhaul of aircraft. The Real Estate segment includes the management of condominium hotel properties and real estate management, including marketing and sales activities, real estate development activities, and a vacation club business through the Disposition Date, as described in Note 3, "Dispositions".

Each of the Company’s segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company's segments on the basis of revenue and earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company also evaluates Adjusted EBITDA as a key compensation measure. The compensation committee of the board of directors reviews the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA. The Company’s management believes that adjusted EBITDA is useful when comparing the segment performance over various reporting periods because it removes from the operating results the impact of items that the Company's management believes do not reflect the Company's core operating performance.

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
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

to not adjusting for recurring public company costs and foreign currency adjustments related to operational activities and adjusting for executive management restructuring costs.

The Company defines Adjusted EBITDA as net income (loss) attributable to the Company. before interest expense, net (excluding interest income earned from receivables related to IRCG operations) prior to the Disposition Date, income tax benefit or expense and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: (i) impairments of goodwill, real estate and long-lived assets; (ii) gains and losses on asset dispositions; (iii) earnings and losses from equity method investments; (iv) gains and losses from remeasurement of equity method investments; (v) gains and losses on extinguishment of debt; (vi) other income or expense; (vii) earnings and losses attributable to noncontrolling interest; (viii) discontinued operations, net of tax; and (ix) other items, which include revenue and expenses of legacy and other non-core operations, restructuring charges and associated severance expenses, non-cash compensation and other items. For purposes of calculating Adjusted EBITDA, the Company also adds back to net income (loss) attributable to the Company the pro rata share of Adjusted EBITDA related to equity method investments included within the segments and removes from Adjusted EBITDA the Adjusted EBITDA attributable to noncontrolling interests for entities consolidated within the segments. Asset information by segment, except for capital expenditures as shown in the table below, is not included in reports used by the CODM in the monitoring of performance and, therefore, is not disclosed.

The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies". Transactions among segments are accounted for as if the sales or transfers were to third parties, or, in other words, at current market prices.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

The following tables present segment revenue reconciled to consolidated revenue and net income (loss) attributable to the Company reconciled to Adjusted EBITDA and Adjusted EBITDA by segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Mountain
Lift (1)	$41,527	$31,937	$46,278	$35,941
Lodging	14,006	11,547	30,967	26,866
Ski School (2)	7,949	6,662	8,622	7,272
Retail and Rental	15,050	11,195	22,653	18,652
Food and Beverage	12,356	10,338	22,709	19,970
Other	8,157	7,757	21,811	20,493
Total Mountain revenue	99,045	79,436	153,040	129,194
Adventure revenue	13,291	12,368	31,237	36,630
Real Estate revenue	8,226	11,403	16,505	23,216
Total segment revenue	120,562	103,207	200,782	189,040
Legacy, non-core and other revenue (3)	599	744	859	1,115
Total revenue	$121,161	$103,951	$201,641	$190,155

Net loss attributable to Intrawest Resorts Holdings, Inc.	$(18,705)	$(27,305)	$(63,101)	$(74,348)
Legacy and other non-core expenses, net (4)	814	2,092	1,617	4,442
Other operating expenses (5)	2,942	1,401	5,049	2,552
Depreciation and amortization	14,220	14,496	29,390	29,538
Loss (gain) on disposal of assets	1,480	(1,638)	1,139	(2,327)
Interest income (6)	(50)	(65)	(120)	(136)
Interest expense	9,059	10,269	18,967	20,431
(Earnings) loss from equity method investments (7)	(4,175)	(1,702)	(2,787)	1,382
Loss on extinguishment of debt	820	—	820	—
Pro rata share of Adjusted EBITDA related to equity method investments (8)	716	853	1,836	1,545
Adjusted EBITDA attributable to noncontrolling interest	1,369	1,029	999	(1,133)
Other expense (income), net (9)	256	(5,131)	(218)	(5,210)
Income tax (benefit) expense	(623)	(519)	317	1,268
(Loss) income attributable to noncontrolling interest	(1,037)	(708)	(750)	912
Total Adjusted EBITDA	$7,086	$(6,928)	$(6,842)	$(21,084)

Mountain Adjusted EBITDA	$8,484	$(5,136)	$(9,588)	$(25,923)
Adventure Adjusted EBITDA (10)	(2,867)	(3,489)	(722)	1,371
Real Estate Adjusted EBITDA (8)(11)	1,469	1,697	3,468	3,468
Total Adjusted EBITDA	$7,086	$(6,928)	$(6,842)	$(21,084)

(1)	Lift revenue outside of the ski season is derived primarily from mountain biking and sightseeing lift products.

(2)	Ski School revenue outside of the ski season is derived primarily from mountain bike instruction at various resorts.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2016 and 2015
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

(5)
Includes costs related to non-cash compensation, reduction in workforce severance and lease payments pursuant to the lease at Winter Park. The six months ended December 31, 2016 also includes $0.8 million of expenses for major IT infrastructure replacements, $0.7 million in fees associated with executing the Fifth Amendment and $0.5 million of business development related expenses.

(6)	Includes interest income unrelated to IRCG financing activities.

(7)	Represents the (earnings) losses from equity method investments, including: Chateau, MHM, and the Mammoth family of resorts.

(8)
Includes the Company’s pro rata share of Adjusted EBITDA from its equity method investments in MHM and Chateau. The pro rata share of Adjusted EBITDA represents the Company’s share of Adjusted EBITDA from these equity method investments based on the Company's economic ownership percentages.

(9)	Includes foreign currency transaction gains (losses), litigation settlement gains (losses), acquisition-related expenses, and other expenses.

(10)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations until the Disposition Date, in the amount of $0.8 million and $1.7 million for the three and six months ended December 31,2015, respectively.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for each of the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Capital expenditures:
Mountain	$15,683	$17,285	$21,491	$24,915
Adventure	4,224	2,980	7,609	4,325
Real Estate	4	115	121	238
Total segment capital expenditures	19,911	20,380	29,221	29,478
Corporate and other	1,645	2,362	2,683	3,053
Total capital expenditures	$21,556	$22,742	$31,904	$32,531

Geographic Data

The Company’s revenue by geographic region for each of the three and six months ended December 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
United States	$77,130	$67,321	$114,895	$106,342
Canada	44,031	36,630	86,746	83,813
Total revenue	$121,161	$103,951	$201,641	$190,155

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities Exchange Commission (the "SEC) on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. References herein to the "Company," "we," "us," or "our" are to Intrawest Resort Holdings, Inc. and its consolidated subsidiaries.

Overview

We are a North American mountain resort, adventure, and real estate company, delivering distinctive vacation and travel experiences to our customers for over three decades. We wholly own and/or operate six four-season mountain resorts with approximately 8,000 skiable acres and approximately 1,100 acres of land available for real estate development. Our mountain resorts are geographically diversified across North America’s major ski regions, including the Eastern United States, the Rocky Mountains and Canada. Our mountain resorts are located within an average of approximately 160 miles of major metropolitan markets with high concentrations of affluent skiers and several major national airports, including: New York City, Boston, Washington D.C., Denver, Pittsburgh, Montreal and Toronto. We also operate an adventure travel business, which includes Canadian Mountain Holidays (“CMH”), a leading heli-skiing adventure company in North America. CMH provides helicopter accessed skiing, mountaineering and hiking over approximately 3.0 million tenured acres. Additionally, we operate a comprehensive real estate business through which we manage condominium hotel properties and sell and market residential real estate.

Our three segments are as follows:

•
Mountain: Our Mountain segment includes our mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”), Winter Park Resort (“Winter Park”), Stratton Mountain Resort (“Stratton”), Snowshoe Mountain Resort (“Snowshoe”), Mont Tremblant Resort (“Tremblant”), and Blue Mountain Ski Resort (“Blue Mountain”).

•
Adventure: Our Adventure segment is comprised of CMH, which provides helicopter accessed skiing, mountaineering, and hiking in British Columbia, and our ancillary businesses that support CMH and provide commercial aviation services, such as firefighting, leasing and helicopter maintenance, and repair and overhaul (“MRO”) services to third parties.

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. Our Real Estate segment includes Intrawest Hospitality Management, Inc. (“IHM”), which manages condominium hotel properties including Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California, Playground, our residential real estate sales and marketing business, our 50.0% interest in Mammoth Hospitality Management, L.L.C. (“MHM”) and our 57.1% economic interest in Chateau M.T. Inc. (“Chateau”), and formerly included the Intrawest Resort Club Group ("IRCG"), a vacation club business, until we sold the business on January 29, 2016 (the "Disposition Date"). Our Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs.

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

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results in primarily our Mountain and Adventure segments. Our resorts are geographically diversified and have strong snowmaking capabilities, which help to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and helicopter accessed skiing tenures can force us to cancel or suspend operations, which may have a negative impact on our financial results. Weather may also have an effect on our summer fire suppression activities and flight hours, as a significant share of our ancillary firefighting service revenue is from “as needed” contracts, which is based almost entirely on flight hours.

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

The following table contains selected unaudited segment information for the quarter ended December 31, 2016 and the four preceding quarters (in thousands):

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Mountain revenue	$99,045	$53,994	$36,781	$255,357	$79,436
Adventure revenue	13,291	17,946	18,939	48,835	12,368
Real Estate revenue	8,226	8,279	9,245	9,973	11,403
Total segment revenue	$120,562	$80,219	$64,965	$314,165	$103,207

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Mountain Adjusted EBITDA	$8,484	$(18,073)	$(26,447)	$136,704	$(5,136)
Adventure Adjusted EBITDA	(2,867)	2,145	(471)	21,246	(3,489)
Real Estate Adjusted EBITDA	1,469	1,999	(191)	3,346	1,697
Total Adjusted EBITDA	$7,086	$(13,929)	$(27,109)	$161,296	$(6,928)

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

Results of Operations

The following historical consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our segment results.

Comparison of Results of Operations for the Three and Six Months Ended December 31, 2016 and 2015 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue	$121,161	$103,951	$17,210	16.6%	$201,641	$190,155	$11,486	6.0%
Operating expenses	119,916	117,074	2,842	2.4%	217,984	220,322	(2,338)	(1.1)%
Depreciation and amortization	14,220	14,496	(276)	(1.9)%	29,390	29,538	(148)	(0.5)%
Loss (gain) on disposal of assets	1,480	(1,638)	3,118	(190.4)%	1,139	(2,327)	3,466	(148.9)%
Loss from operations	(14,455)	(25,981)	11,526	(44.4)%	(46,872)	(57,378)	10,506	(18.3)%
Interest expense, net	(9,009)	(9,384)	375	(4.0)%	(18,847)	(18,618)	(229)	1.2%
Earnings (loss) from equity method investments	4,175	1,702	2,473	145.3%	2,787	(1,382)	4,169	n/m
Loss on extinguishment of debt	(820)	—	(820)	(100.0)%	(820)	—	(820)	(100.0)%
Other (expense) income, net	(256)	5,131	(5,387)	(105.0)%	218	5,210	(4,992)	(95.8)%
Loss before income taxes	(20,365)	(28,532)	8,167	(28.6)%	(63,534)	(72,168)	8,634	(12.0)%
Income tax (benefit) expense	(623)	(519)	(104)	20.0%	317	1,268	(951)	(75.0)%
Net loss	(19,742)	(28,013)	8,271	(29.5)%	(63,851)	(73,436)	9,585	(13.1)%
(Loss) income attributable to noncontrolling interest	(1,037)	(708)	(329)	46.5%	(750)	912	(1,662)	(182.2)%
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(18,705)	$(27,305)	$8,600	(31.5)%	$(63,101)	$(74,348)	$11,247	(15.1)%

n/m - Calculation is not meaningful

Revenue

Revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to an increase of $17.4 million in total segment revenue. Total segment revenue in the three months ended December 31, 2016 included increases of $19.6 million and $0.9 million in Mountain revenue and Adventure revenue, respectively, partially offset by a decrease of $3.2 million in Real Estate revenue. Revenue in the three months ended December 31, 2015 included $4.2 million of revenue from IRCG prior to the Disposition Date. Excluding the IRCG revenue, revenue increased by $21.4 million, or 21.4%, in the three months ended December 31, 2016 compared to the same period of the prior year.

Revenue increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to an increase of $11.7 million in total segment revenue. Total segment revenue in the six months ended December 31, 2016 included an increase of $23.8 million in Mountain revenue, partially offset by decreases of $5.4 million and $6.7 million in Adventure revenue and Real Estate revenue, respectively. Revenue in the six months ended December 31, 2015 included $8.6 million of revenue from IRCG prior to the Disposition Date. Excluding the IRCG revenue, revenue increased by $20.1 million, or 11.0%, in the six months ended December 31, 2016 compared to the same period of the prior year.

Operating expenses

Operating expenses increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily as a result of an increase of $2.7 million in total segment operating expenses. Total segment operating expenses in the three months ended December 31, 2016 included increases of $6.0 million and $0.6 million in Mountain and Adventure operating expenses, respectively, partially offset by a decrease of $3.9 million in Real Estate operating expenses. Operating expenses in the three months ended December 31, 2015 included $4.2 million of operating expenses from IRCG prior to the Disposition Date. Excluding the IRCG operating expense, operating expenses increased by $7.1 million, or 6.3%, in the three months ended December 31, 2016 compared to the same period of the prior year.

Operating expenses decreased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to decreases of $1.8 million and $0.6 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. Total segment operating expenses in the six months ended December 31, 2016 included decreases of $8.1 million and $1.2 million in Real Estate and Adventure operating expenses, respectively, partially offset by an increase of $7.5 million in Mountain operating expense. Operating expenses in the six months ended December 31, 2015 included $8.6 million of operating expenses from IRCG prior to the Disposition Date. Excluding the IRCG operating expense, operating expenses increased by $6.3 million, or 3.0%, in the six months ended December 31, 2016 compared to the same period of the prior year.

Depreciation and amortization

Depreciation and amortization decreased slightly by $0.3 million and $0.1 million, in the three and six months ended December 31, 2016, respectively, compared to the same periods of the prior year primarily due to the closing of the IRCG Transaction in January 2016, which resulted in us no longer recording the related depreciation and amortization.

Loss (gain) on disposal of assets

In the three months ended December 31, 2016, the loss on disposal of assets of $1.5 million was primarily attributable to the write-off of a damaged helicopter with a book value of $1.3 million. In the three months ended December 31, 2015, the gain on disposal of assets of $1.6 million was primarily due to the completion of a non-monetary exchange of helicopter assets with an independent third party, acquiring four helicopters in exchange for two. A $1.7 million gain resulted from the fair value of the helicopters received exceeding the net book value of helicopters sold.

In the six months ended December 31, 2016, the loss on disposal of assets of $1.1 million was primarily attributable to the write-off of a damaged helicopter with a book value of $1.3 million. In the six months ended December 31, 2015, the gain on disposal of assets of $2.3 million was primarily due to the completion of a non-monetary exchange of helicopter assets with an independent third party, acquiring four helicopters in exchange for two. A $1.7 million gain resulted from the fair value of the helicopters received exceeding the net book value of helicopters sold. Additionally, we recognized a gain due to the insurance proceeds received exceeding the net book value of a damaged helicopter.

Interest expense, net

Interest expense, net, decreased by $0.4 million, or 4.0%, in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 as a result of lower interest expense partially offset by lower interest income. Interest expense decreased as a result of the reduced outstanding principal balance of the Term Loan. We made principal payments of $8.8 million in January 2016 due to an excess cash flow payment and $25.0 million in April 2016 in conjunction with executing the fourth amendment ("Fourth Amendment") to our existing Credit Agreement. Execution of the fifth amendment ("Fifth Amendment") to our existing Credit Agreement in October 2016 further reduced the interest rate by 50 basis points. Interest income decreased primarily due to lower notes receivable as a result of the IRCG disposition on January 29, 2016.

Interest expense, net, increased by $0.2 million, or 1.2%, in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 as a result of lower interest income partially offset by lower interest expense. Interest income decreased primarily due to lower notes receivable as a result of the IRCG disposition on January 29, 2016. Interest expense decreased as a result of the reduced outstanding principal balance of the Term Loan. We made principal payments of $8.8 million in January 2016 due to an excess cash flow payment and $25.0 million in April 2016 in conjunction with executing the Fourth Amendment. Execution of the Fifth Amendment in October 2016 further reduced the interest rate by 50 basis points.

Earnings (loss) from equity method investments

Earnings (loss) from equity method investments increased by $2.5 million in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to increased earnings from our investments in MHM and the Mammoth family of resorts.

Earnings (loss) from equity method investments increased by $4.2 million in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily driven by increased earnings from our investment in MHM coupled with improved results from our investment in the Mammoth family of resorts. These increases were in part due to higher summer visitation and biking activities which led to increased lodging, food and beverage and other earnings compared to the same period of the prior year.

Loss on extinguishment of debt

In the three and six months ended December 31, 2016, we recognized a $0.8 million loss on extinguishment of debt as a result of amending our Senior Debt during the three months ended December 31, 2016. There was no comparable transaction in the prior year period.

Other (expense) income, net

Other income, net, decreased by $5.4 million and $5.0 million in the three and six months ended December 31, 2016, respectively, compared to the same periods of the prior year primarily due to a favorable legacy legal settlement during the three months ended December 31, 2015. There was no comparable transaction in the current year period.

Income tax (benefit) expense

The consolidated income tax benefit was $0.6 million and $0.5 million in the three months ended December 31, 2016 and 2015, respectively, representing effective tax rates of 3.1% and 1.8%, respectively. The consolidated income tax expense was $0.3 million and $1.3 million in the six months ended December 31, 2016 and 2015, respectively, representing effective tax rates of (0.5)% and (1.8)%, respectively. The income tax (benefit) expense primarily relates to taxable Canadian helicopter operations.

Results of Segment Operations (in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Mountain revenue	$99,045	$79,436	$153,040	$129,194
Adventure revenue	13,291	12,368	31,237	36,630
Real Estate revenue	8,226	11,403	16,505	23,216
Total segment revenue	$120,562	$103,207	$200,782	$189,040

Mountain Adjusted EBITDA	$8,484	$(5,136)	$(9,588)	$(25,923)
Adventure Adjusted EBITDA	(2,867)	(3,489)	(722)	1,371
Real Estate Adjusted EBITDA	1,469	1,697	3,468	3,468
Total Adjusted EBITDA	$7,086	$(6,928)	$(6,842)	$(21,084)

See "Non-GAAP Financial Measures" below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP measures.

Key Business Metrics Evaluated by Management

"Skier Visits" represents the total of each individual’s use of a paid or complimentary ticket, frequency card or season pass product to ski or snowboard at our mountain resorts for any part of one day. We measure visitation volume during the ski season, which is when most of our lift revenue is earned, by the number of Skier Visits at our resorts. The number of Skier Visits, viewed in conjunction with ETP (defined below), is an important indicator of our lift revenue. Changes in the number of Skier Visits have an impact on Mountain revenue. The number of Skier Visits is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, pricing policies, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competitive offerings.

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

"Effective ticket price" or "ETP" is determined by dividing Lift revenue recorded during the ski season by total Skier Visits. We measure average ticket price during a given period by calculating our ETP. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders skiing more frequently in a given fiscal period as compared to the corresponding prior year period will result in downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single- and multi-day lift ticket products are priced per visit, and therefore a greater proportion of use of these products will tend to increase our ETP. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of Lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

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

Comparison of Mountain Results for the Three and Six Months Ended December 31, 2016 and 2015 (dollars in thousands except for Key Business Metrics)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Skier Visits	797,794	627,810	169,984	27.1%	797,794	627,810	169,984	27.1%
Revenue per Visit	$110.35	$111.29	$(0.94)	(0.8)%	$110.35	$111.29	$(0.94)	(0.8)%
ETP	$50.92	$49.72	$1.20	2.4%	$50.92	$49.72	$1.20	2.4%
RevPAR	$57.82	$43.97	$13.85	31.5%	$63.46	$53.06	$10.40	19.6%
ADR	$176.77	$152.12	$24.65	16.2%	$157.13	$140.74	$16.39	11.6%

Mountain revenue:
Lift	$41,527	$31,937	$9,590	30.0%	$46,278	$35,941	$10,337	28.8%
Lodging	14,006	11,547	2,459	21.3%	30,967	26,866	4,101	15.3%
Ski School	7,949	6,662	1,287	19.3%	8,622	7,272	1,350	18.6%
Retail and Rental	15,050	11,195	3,855	34.4%	22,653	18,652	4,001	21.5%
Food and Beverage	12,356	10,338	2,018	19.5%	22,709	19,970	2,739	13.7%
Other	8,157	7,757	400	5.2%	21,811	20,493	1,318	6.4%
Total Mountain revenue	$99,045	$79,436	$19,609	24.7%	$153,040	$129,194	$23,846	18.5%
Mountain Adjusted EBITDA	$8,484	$(5,136)	$13,620	n/m	$(9,588)	$(25,923)	$16,335	(63.0)%

Mountain revenue

Mountain revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015, primarily attributable to a higher number of Skier Visits at our Eastern resorts. In fiscal 2016, Eastern resorts experienced unseasonably warm weather and lack of snowfall. In fiscal 2017, Eastern resorts have had more normal weather conditions.

Mountain revenue increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015, primarily attributable to a higher number of Skier Visits at our Eastern resorts. In fiscal 2016, Eastern resorts experienced unseasonably warm weather and lack of snowfall. In fiscal 2017, Eastern resorts have had more normal weather conditions. Additionally, lodging revenue increased due to more room nights and higher ADR at our Eastern resorts as a result of higher summer visitation.

Lift revenue

Lift revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The increase was primarily due to a higher number of Skier Visits at our Eastern resorts and an increase in season pass and frequency product revenue. Season pass and frequency product revenue for the 2016/2017 ski season increased 23.0% in the three months ended December 31, 2016 compared to the same period in the prior year and comprised 48.0% and 50.7% of Lift revenue for the three months ended December 31, 2016 and 2015, respectively, with the East returning to more normal weather conditions. Season pass revenue, for which cash is generally collected prior to the ski season, is recognized based on historical usage patterns. Frequency product revenue is recognized as used, and unused portions ("breakage") are recognized based on historical usage for each frequency product.

As our ski resorts opened during our second quarter, the results of the six months ended December 31, 2016 and 2015 for Lift revenue are largely the same as the results for the three months ended December 31, 2016 and 2015. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing products, which increased slightly in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to higher summer visitation.

Lodging revenue

Lodging revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to a higher number of room nights and higher ADR.

Lodging revenue increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to a higher number of room nights and higher ADR. Additionally, during the summer season, lodging revenue increased at our Eastern resorts as a result of higher summer visitation.

Ski School revenue

Ski School revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to an increase in Skier Visits at our Eastern resorts, including increase in participation in competitive programs partially offset by a slight decrease at our Colorado resorts due to delayed opening resulting from lack of early season snowfall.

As our ski resorts opened during our second quarter, the results of the six months ended December 31, 2016 and 2015 for Ski School revenue are largely the same as the results for the three months ended December 31, 2016 and 2015. During the summer, Ski School revenue is derived from mountain bike instruction and child care, which increased slightly in the six months ended December 31, 2016 compared to the six months ended December 31, 2015.

Retail and Rental revenue

Retail and Rental revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to a higher number of Skier Visits at our Eastern resorts and operating additional stores in the three months ended December 31, 2016 compared to the same period in 2015.

Retail and Rental revenue increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to a higher number of Skier Visits at our Eastern resorts and operating additional stores in the six months ended December 31, 2016 compared to the same period in 2015.

Food and Beverage revenue

Food and Beverage revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to a higher number of Skier Visits at our Eastern resorts.

Food and Beverage revenue increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to a higher number of Skier Visits at our Eastern resorts. Additionally, during summer season, Food and Beverage revenue increased due to higher summer visitation and more special events, including weddings and banquets.

Other revenue

Other revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to increased amenity fees driven by higher visitation.

Other revenue increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to increased amenity fees driven by higher visitation, including summer visitation, and higher revenue from more summer attractions.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to a $19.6 million increase in Mountain revenue, partially offset by a $6.0 million increase in Mountain operating expenses. Mountain operating expenses increased from $84.6 million in the three months ended December 31, 2015 to $90.6 million in the three months ended December 31, 2016 as a result of increased variable expenses associated with higher visitation volume, which was partially offset by a $1.4 million decrease in general and administrative expenses.

Mountain Adjusted EBITDA increased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to a $23.8 million increase in Mountain revenue, partially offset by a $7.5 million increase in Mountain operating expenses. Mountain operating expenses increased from $155.1 million in the six months ended December 31, 2015 to $162.6 million in the six months ended December 31, 2016 as a result of increased variable expenses associated with higher visitation volume, which was partially offset by a $1.3 million decrease in general and administrative expenses.

Comparison of Adventure Results for the Three and Six Months Ended December 31, 2016 and 2015 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Adventure revenue	$13,291	$12,368	$923	7.5%	$31,237	$36,630	$(5,393)	(14.7)%
Adventure Adjusted EBITDA	$(2,867)	$(3,489)	$622	(17.8)%	$(722)	$1,371	$(2,093)	(152.7)%

Adventure revenue

Adventure revenue increased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily related to an increase in ancillary aviation services revenue, due to an increase in helicopter MRO services resulting from higher billable hours and helicopter part sales.

Adventure revenue decreased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to a $5.7 million decrease in ancillary aviation services as a result of reduced flight hours. The ancillary aviation services revenue in the six months ended December 31, 2015 was elevated primarily due to fire suppression related activities for above average forest fire activity, which did not recur in the six months ended December 31, 2016.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA improved in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to a $0.9 million increase in Adventure revenue, partially offset by a $0.6 million increase in Adventure operating expenses, which increased from $16.9 million in the three months ended December 31, 2015 to $17.5 million in the three months ended December 31, 2016. The increase in Adventure operating expenses in the three months ended December 31, 2016 was primarily due to an increase in variable MRO expenses associated with higher billable hours. After removing $1.4 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA increased by $0.6 million.

Adventure Adjusted EBITDA decreased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 primarily due to a $5.4 million decrease in Adventure revenue, partially offset by a $1.2 million decrease in Adventure operating expenses, which decreased from $34.1 million in the six months ended December 31, 2015 to $33.0 million in the six months ended December 31, 2016. The decrease in Adventure operating expenses in the six months ended December 31, 2016 was primarily attributable to lower variable expenses associated with the decrease in fire suppression activities and associated flight hours. After removing $1.0 million of Adjusted EBITDA attributable to the 80.0% interest in Alpine Helicopters that is owned by a third party, Adventure Adjusted EBITDA decreased by $2.1 million.

Comparison of Real Estate Results for the Three and Six Months Ended December 31, 2016 and 2015 (dollars in thousands)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Real Estate revenue	$8,226	$11,403	$(3,177)	(27.9)%	$16,505	$23,216	$(6,711)	(28.9)%
Real Estate Adjusted EBITDA	$1,469	$1,697	$(228)	(13.4)%	$3,468	$3,468	$0	0.0%

Real Estate revenue

Real Estate revenue decreased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to the sale of IRCG in the prior year. Excluding IRCG revenue of $4.2 million in the three months ended December 31, 2015, Real Estate revenue increased by $1.0 million, or 13.7%, in the three months ended December 31, 2016 compared to the same period in the prior year, primarily as a result of higher occupancy and higher ADR at our IHM properties and $0.4 million of revenue from the sale of a parcel of land at Showshoe.

Real Estate revenue decreased in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 due to the sale of IRCG in the prior year. Excluding IRCG revenue of $8.6 million in the six months ended December 31, 2015, Real Estate revenue increased by $1.9 million, or 12.7%, in the six months ended December 31, 2016 compared to the same period in the prior year, primarily as a result of higher occupancy and higher ADR at our IHM properties and $0.4 million of revenue from the sale of a parcel of land at Showshoe.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA decreased in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to a $0.8 million decrease of interest income earned from receivables related to IRCG as a result of the sale of IRCG in the prior year and a $3.2 million decrease in Real Estate revenue, partially offset by a $3.9 million decrease in Real Estate operating expenses. Real Estate operating expenses decreased from $11.4 million in the three months ended December 31, 2015 to $7.5 million in the three months ended December 31, 2016, primarily due to the sale of IRCG in the prior year. Excluding IRCG operating expenses of $4.2 million in the three months ended December 31, 2015, Real Estate operating expenses increased by $0.3 million, or 4.7%, in the three months ended December 31, 2016 compared to the same period in the prior year, primarily due to increased variable expenses associated with the higher occupancy at our IHM properties.

Real Estate Adjusted EBITDA was flat in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. Real Estate revenue decreased by $6.7 million partially offset by an $8.1 million decrease in Real Estate operating expenses. Real Estate Adjusted EBITDA was further decreased by $1.7 million of interest income earned from receivables related to IRCG as a result of the sale of IRCG in the prior year.

Non-GAAP Financial Measures

We use Adjusted EBITDA, as defined in Part I - Item 1, Financial Statements (unaudited), Note 10, "Segment Information", as a measure of our operating performance. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by accounting principles generally accepted in the United States of America ("GAAP").

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

There are limitations to using non-GAAP financial measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our results and by using Adjusted EBITDA as a supplemental measure. Our definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency adjustments related to operational activities and adjusting for executive management restructuring costs.

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net loss attributable to Intrawest Resorts Holdings, Inc.	$(18,705)	$(27,305)	$(63,101)	$(74,348)
Legacy and other non-core expenses, net	814	2,092	1,617	4,442
Other operating expenses	2,942	1,401	5,049	2,552
Depreciation and amortization	14,220	14,496	29,390	29,538
Loss (gain) on disposal of assets	1,480	(1,638)	1,139	(2,327)
Interest income	(50)	(65)	(120)	(136)
Interest expense	9,059	10,269	18,967	20,431
(Earnings) loss from equity method investments	(4,175)	(1,702)	(2,787)	1,382
Loss on extinguishment of debt	820	—	820	—
Pro rata share of Adjusted EBITDA related to equity method investments	716	853	1,836	1,545
Adjusted EBITDA attributable to noncontrolling interest	1,369	1,029	999	(1,133)
Other expense (income), net	256	(5,131)	(218)	(5,210)
Income tax (benefit) expense	(623)	(519)	317	1,268
(Loss) income attributable to noncontrolling interest	(1,037)	(708)	(750)	912
Total Adjusted EBITDA	$7,086	$(6,928)	$(6,842)	$(21,084)

Mountain Adjusted EBITDA	$8,484	$(5,136)	$(9,588)	$(25,923)
Adventure Adjusted EBITDA	(2,867)	(3,489)	(722)	1,371
Real Estate Adjusted EBITDA	1,469	1,697	3,468	3,468
Total Adjusted EBITDA	$7,086	$(6,928)	$(6,842)	$(21,084)

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

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $60.3 million and $44.3 million of cash from operating activities during the six months ended December 31, 2016 and 2015, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows, with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

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

As of December 31, 2016, we had available capacity of $15.2 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the applicable covenants of the Credit Agreement as of December 31, 2016.

Our cash and cash equivalents balance as of December 31, 2016 was $131.3 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $31.9 million and $32.5 million in the six months ended December 31, 2016 and 2015, respectively, or 15.8% and 17.1% of total revenue, for the respective periods.

A large portion of our capital expenditures are incurred throughout the summer months when ski operations are closed and weather allows for on-mountain construction and resort infrastructure maintenance.  As a result, we manage our capital spend on a calendar year basis to provide us the flexibility to begin capital projects as soon as possible following the end of the ski season and to capture the entire cost of projects in the same spending cycle. We expected to spend between $44.0 million and $48.0 million on capital expenditures in calendar year 2016. Our Calendar year capital expenditures were $47.7 million. Our Calendar year capital expenditures are capital expenditures as presented in the accompanying condensed consolidated statements of cash flows adjusted for third party reimbursements and property, plant and equipment received but not yet paid. The $6.0 million of third party reimbursements includes $4.3 million of insurance proceeds related to damaged helicopters, of which $2.0 million is expected to be received in the third fiscal quarter of 2017, as well as $1.7 million of grants towards the build of the Winter Park Express Train platform and related infrastructure.

Twelve Months Ended
December 31, 2016
Capital expenditures	$(50,452)
Third party reimbursement for capital expenditures	6,005
Accrued capital expenditures	(3,270)
Calendar year capital expenditures	$(47,717)

We paid principal, interest and fees to our lenders of $18.9 million and $20.6 million in the six months ended December 31, 2016 and 2015, respectively. The majority of principal payments on our long-term debt under the Term Loan is not due until 2020.

Our debt service requirements can be impacted by changing interest rates as we had $553.3 million of variable rate debt outstanding as of December 31, 2016. As of December 31, 2016, the one month LIBOR was 0.772%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the one month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the one month LIBOR would cause our annual interest payments to increase by approximately $4.3 million.

Cash Flows for the Six Months Ended December 31, 2016 and 2015

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash:

	Six Months Ended December 31,
	2016	2015	$ Change
Net cash provided by (used in):
Operating activities	$60,269	$44,321	$15,948
Investing activities	(31,304)	(30,287)	(1,017)
Financing activities	(3,390)	(4,892)	1,502
Effect of exchange rate on cash	(1,320)	(4,749)	3,429
Net increase in cash and cash equivalents	$24,255	$4,393	$19,862

Operating Activities

The $15.9 million increase in cash provided by operating activities in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 was primarily related to normal changes in working capital accounts primarily from deferred revenue due to higher pass sales and lower net loss from improved operating results in the six months ended December 31, 2016 compared to the same period in 2015.

Investing Activities

Cash used in investing activities increased by $1.0 million in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 as a result of a decrease in cash outflows for capital expenditures in the six months ended December 31, 2016 compared to the same period in 2015 partially offset by a decrease in insurance proceeds received on a damaged helicopter.

Financing Activities

Cash used in financing activities decreased by $1.5 million in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The decrease was due to the Company prepaying several quarterly payments under the Term Loan through the excess cash flow payment made in the third fiscal quarter of 2016.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Part I - Item 1, Financial Statements (unaudited), Note 2, “Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At December 31, 2016, we had $553.3 million of variable rate indebtedness, representing approximately 99.8% of our total debt outstanding, at an average interest rate for the six months ended December 31, 2016 of approximately 4.8%. As of December 31, 2016, the one month LIBOR was 0.772%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the one month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the one month LIBOR would cause our annual interest payments to increase by approximately $4.3 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we record revenue and expenses in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 43% and 44%, respectively, of total revenue in the six months ended December 31, 2016 and 2015. Based upon our ownership of Canadian subsidiaries as of December 31, 2016, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $7.9 million for the six months ended December 31, 2016. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016, which risk factors are incorporated herein by reference.

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

Intrawest Resorts Holdings, Inc.

Date: February 2, 2017	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: February 2, 2017	By:	/s/ Lindsay Goszulak
Lindsay Goszulak
Vice President, Accounting and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Purchase Agreement, dated November 24, 2015, among Intrawest U.S. Holdings Inc., Intrawest ULC, Diamond Resorts Corporation, and Diamond Resorts International, Inc.	10-Q	2.2	February 3, 2016
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Tenth Amendment to Lease and Operating Agreement, dated August 29, 2016, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	10-K	10.6(k)	September 8, 2016
10.2	Fifth Amendment to Credit Agreement	8-K	10.1	October 19, 2016
10.3	Sixth Amendment to Credit Agreement				X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

