Form 10-Q
period 2017-03-31
Intrawest Resorts Holdings, Inc.
filed 2017-05-04
CIK 1587755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2017, 39,822,611 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation:

•
risks associated with our pending acquisition by Hawk Holding Company, LLC (“Hawk”), a newly formed entity controlled by affiliates of the Aspen Skiing Company, L.L.C. and KSL Capital Partners, LLC, including but not limited to: uncertainty regarding the timing and ability to complete the acquisition; risks that the acquisition disrupts our current plans and operations including potential impairments to our relationships with customers and business partners and our ability to retain and motivate key personnel; the possibility that the acquisition is not consummated, including, but not limited to, due to the possibility that the parties may fail to obtain the necessary financing arrangements to consummate the acquisition and the failure to satisfy the closing conditions; the diversion of management’s attention from ongoing business operations and opportunities as a result of the acquisition; and the amount of acquisition-related costs, fees and expenses.

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

•
risks associated with the ownership of a majority of our outstanding common stock by entities managed or controlled by Fortress Investment Group, LLC (collectively “Fortress”), including potential sales of shares held by Fortress, governance rights in our stockholders’ agreement with Fortress and potential conflicts of interests;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$192,200	$107,066
Restricted cash	15,589	12,475
Receivables, net of allowances of $698 and $831	26,444	36,660
Inventories	23,983	23,620
Other current assets	24,906	21,081
Total current assets	283,122	200,902
Property, plant and equipment, net of accumulated depreciation of $468,928 and $438,991	507,121	511,486
Real estate held for development	136,378	137,283
Intangible assets, net of accumulated amortization of $66,317 and $63,304	45,807	50,226
Goodwill	105,714	105,981
Other long-term assets, net of accumulated amortization of $1,476 and $1,560	39,297	31,927
Total assets	$1,117,439	$1,037,805
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$77,894	$64,869
Deferred revenue and deposits	47,348	67,937
Capital lease obligations due within one year	3,413	3,345
Long-term debt due within one year	3,673	497
Total current liabilities	132,328	136,648
Long-term capital lease obligations	32,813	35,061
Long-term debt	536,174	537,295
Other long-term liabilities	66,216	68,766
Total liabilities	767,531	777,770
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 300,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized; 39,823 and 39,736 shares issued and outstanding, respectively	454	453
Treasury stock, at cost; 5,556 shares and 5,556 shares, respectively	(50,643)	(50,643)
Additional paid-in capital	2,902,479	2,900,696
Accumulated deficit	(2,632,898)	(2,726,074)
Accumulated other comprehensive income	126,645	131,920
Total Intrawest Resorts Holdings, Inc. stockholders’ equity	346,037	256,352
Noncontrolling interest	3,871	3,683
Total stockholders’ equity	349,908	260,035
Total liabilities and stockholders’ equity	$1,117,439	$1,037,805

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Statements of Operations
Revenue	$334,892	$315,706	$536,533	$505,861
Operating expenses	162,981	157,909	380,965	378,231
Depreciation and amortization	14,450	15,264	43,840	44,802
Gain on sale of Intrawest Resort Club Group	—	(40,481)	—	(40,481)
(Gain) loss on disposal of assets	(1,637)	1,634	(498)	(693)
Income from operations	159,098	181,380	112,226	124,002
Interest expense, net	(8,880)	(9,860)	(27,727)	(28,478)
Earnings from equity method investments	6,990	5,401	9,776	4,019
Loss on extinguishment of debt	—	—	(820)	—
Other income (expense), net	351	(1,184)	569	4,026
Income before income taxes	157,559	175,737	94,024	103,569
Income tax expense	240	261	556	1,529
Net income	157,319	175,476	93,468	102,040
Income attributable to noncontrolling interest	1,042	1,006	292	1,918
Net income attributable to Intrawest Resorts Holdings, Inc.	$156,277	$174,470	$93,176	$100,122

Weighted average shares of common stock outstanding:
Basic	39,803	42,705	39,776	44,395
Diluted	41,101	42,735	40,714	44,423
Net income attributable to Intrawest Resorts Holdings, Inc. per share:
Basic	$3.93	$4.09	$2.34	$2.26
Diluted	$3.80	$4.08	$2.29	$2.25

Statements of Comprehensive Income (Loss)
Net income	$157,319	$175,476	$93,468	$102,040
Income attributable to noncontrolling interest	1,042	1,006	292	1,918
Net income attributable to Intrawest Resorts Holdings, Inc.	156,277	174,470	93,176	100,122

Other comprehensive income (loss), net of tax of $0	1,919	20,428	(5,379)	(9,943)
Other comprehensive income (loss) attributable to noncontrolling interest	14	205	(104)	(10)
Other comprehensive income (loss) attributable to Intrawest Resorts Holdings, Inc.	1,905	20,223	(5,275)	(9,933)

Comprehensive income, net of tax of $0	159,238	195,904	88,089	92,097
Comprehensive income attributable to noncontrolling interest	1,056	1,211	188	1,908
Comprehensive income attributable to Intrawest Resorts Holdings, Inc., net of tax	$158,182	$194,693	$87,901	$90,189

See accompanying notes to condensed consolidated financial statements.

Table of Contents	INTRAWEST RESORTS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities:
Net loss	$93,468	$102,040
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,840	44,802
Gain on sale of Intrawest Resort Club Group	—	(40,481)
Funding of pension plans	(2,812)	(2,855)
Dividend from equity method investments	2,029	1,000
Loss on extinguishment of debt	820	—
Other non-cash expense, net	(2,868)	2,161
Changes in assets and liabilities
Inventories	(724)	(3,577)
Restricted Cash	(3,157)	(3,584)
Receivables	9,712	4,901
Accounts payable and accrued liabilities	13,975	18,830
Deferred revenue and deposits	(20,389)	(17,393)
Other assets and liabilities, net	(2,809)	(1,882)
Net cash provided by operating activities	131,085	103,962
Investing activities:
Capital expenditures	(41,582)	(40,876)
Proceeds from sale of Intrawest Resort Club Group	—	84,613
Other investing activities, net	2,661	4,186
Net cash (used in) provided by investing activities	(38,921)	47,923
Financing activities:
Repayments of bank and other borrowings	(5,659)	(16,329)
Purchase of stock for treasury	—	(50,325)
Financing costs paid	(275)	—
Net cash used in financing activities	(5,934)	(66,654)
Effect of exchange rate changes on cash	(1,096)	189
Increase in cash and cash equivalents	85,134	85,420
Cash and cash equivalents, beginning of period	107,066	90,580
Cash and cash equivalents, end of period	$192,200	$176,000

Supplemental information:
Cash paid for interest	$22,029	$23,595
Cash paid for income tax	$382	$1,936
Non-cash investing and financing activities:
Property, plant and equipment received but not paid	$1,361	$7,876
Addition in property, plant and equipment financed by capital lease obligations	$423	$—

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

Note 1 - Formation and Business

Note 2 - Significant Accounting Policies

Note 3 - Dispositions

Note 4 - Earnings (Loss) Per Share

Note 5 - Supplementary Balance Sheet Information

Note 6 - Debt

Note 7 - Accumulated Other Comprehensive Income (Loss) and Other Comprehensive Income (Loss)

Note 8 - Income Taxes

Note 9 - Commitments and Contingencies

Note 10 - Segment Information

Note 11 - Subsequent Events

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

1.	Formation and Business

Intrawest Resorts Holdings, Inc. (together with its subsidiaries, collectively referred to herein as the “Company”) is a Delaware corporation that was formed on August 30, 2013 as a holding company that operates various subsidiaries primarily engaged in the operation of mountain resorts, adventure businesses, and real estate activities, throughout North America.

The Company conducts business through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the Company’s mountain resort and lodging operations at Steamboat Ski & Resort (“Steamboat”) and Winter Park Resort (“Winter Park”) in Colorado, Stratton Mountain Resort (“Stratton”) in Vermont, Snowshoe Mountain Resort (“Snowshoe”) in West Virginia, Mont Tremblant Resort (“Tremblant”) in Quebec, and Blue Mountain Ski Resort (“Blue Mountain”) in Ontario. The Mountain segment derives revenue mainly from sales of lift products, lodging, ski school services, retail and rental merchandise, food and beverage, and other ancillary services.

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

The Real Estate segment is comprised of Intrawest Hospitality Management, Inc. (“IHM”), which principally manages condominium hotel properties including Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California, Playground, a residential real estate sales and marketing business, the Company’s 50.0% interest in Mammoth Hospitality Management, L.L.C. (“MHM”), the Company’s 57.1% economic interest in Chateau M.T. Inc. (“Chateau”), and formerly included Intrawest Resort Club Group (“IRCG”), a vacation club business, which was sold on January 29, 2016 (the “Disposition Date”). The Real Estate segment is also comprised of real estate development activities and includes costs associated with these activities, such as planning activities and land carrying costs.

2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, the financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

The Company owns a 20.0% equity interest in Alpine Helicopters Inc. (“Alpine Helicopters”). Alpine Helicopters employs all the pilots that fly the helicopters supporting CMH’s operations. Alpine Helicopters leases substantially all of its helicopters from Intrawest ULC, a consolidated subsidiary of the Company, creating economic dependence and therefore giving Intrawest ULC a variable interest in Alpine Helicopters. Alpine Helicopters is a VIE for which the Company is the primary beneficiary and is consolidated in the accompanying condensed consolidated financial statements. The remaining 80.0% equity interest in Alpine Helicopters is held by the employees of Alpine Helicopters and is reflected as a noncontrolling interest in the accompanying condensed consolidated financial statements. As of March 31, 2017, Alpine Helicopters had total assets of $11.8 million and total liabilities of $5.2 million.

On January 29, 2016, the Company sold substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of IRCG to Diamond Resorts Corporation and Diamond Resorts International, Inc. (together with Diamond Resorts Corporation, “Diamond”), as described in Note 3, “Dispositions” (the “IRCG Transaction”). In accordance with applicable accounting guidance, the disposal did not qualify for discontinued operations presentation and, therefore, the accompanying condensed consolidated statements of operations and comprehensive income (loss) reflect the consolidation of the results of IRCG in the prior fiscal year. Prior to the Disposition Date, IRCG was a part of the Real Estate segment.

Fair Value of Financial Instruments

As of March 31, 2017 and June 30, 2016, the fair value of cash and cash equivalents, restricted cash, net receivables and accounts payable approximated their carrying value based on the short-term nature of these instruments. Estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The fair value of the Senior Debt (as defined in Note 6, “Debt”) was estimated using quoted prices for the Company’s instruments in markets that are not active and was considered a Level 2 measure. The fair value of other debt obligations was estimated based on Level 3 inputs using discounted cash flow analyses based on assumptions that management believes are consistent with market participant assumptions.

	March 31, 2017		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$553,333	$557,483	$554,480	$555,173
Other debt obligations	$897	$733	$1,172	$971

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No.2017-01, Business Combinations (Topic 805) (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets of businesses. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company intends to adopt this guidance on July 1, 2018. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for interim and annual periods beginning after December 15, 2019, with a modified-retrospective approach. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update is part of the FASB’s simplification initiative and is intended to simplify accounting for stock-based compensation. The guidance requires that excess tax benefits or deficiencies be recognized in income tax expense or benefit in the income statement, rather than recognized in additional paid-in capital. The guidance allows the Company to elect whether to recognize forfeitures as they occur or use an estimated forfeiture assumption in estimating the number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance prospectively for the year beginning on July 1, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes existing guidance in Leases (Topic 840). The revised standard requires lessees to recognize the assets and liabilities arising from leases with lease terms greater than twelve months on the balance sheet, including those currently classified as operating leases, and to disclose key information about leasing arrangements. Lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will remain largely unchanged. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company currently believes the most significant impact will relate to the accounting for operating leases and that the accounting for capital leases will remain substantially unchanged under the new standard.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). This update is intended to reduce diversity in practice by providing explicit guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the guidance was effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-05 as of July 1, 2016 and will apply the guidance prospectively for all arrangements entered into or materially modified after July 1, 2016. There was no impact to the Company’s condensed consolidated financial statements upon the adoption.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update (i) amends the criteria for determining which entities are considered VIEs or voting interest entities, (ii) amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest, (iii) amends the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) ends the deferral previously granted to certain investment companies for application of the VIE consolidation model. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance for the year beginning on July 1, 2016. With the adoption the Company reassessed all non-wholly owned subsidiaries and determined that no changes to consolidation methods were needed.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition guidance for one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the identification of performance obligations and the licensing implementation guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the guidance in Topic 606 on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which provides technical corrections and improvements to clarify Topic 606 or to correct unintended application of Topic 606. In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”) which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets and simplifies GAAP for derecognition of a business or nonprofit activity by eliminating several accounting differences between transactions involving assets and transactions involving businesses. These accounting standard updates have the same effective date as the original standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is planning to adopt the standard on July 1, 2018. The Company is currently in the assessment phase to evaluate the impact this standard will have on our financial results, systems, processes and internal controls and based on that assessment will then determine the transition approach to use and the full impact of adoption.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
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

Upon closing the IRCG Transaction on January 29, 2016, Diamond acquired substantially all of the assets used in the operations of IRCG and all of the equity interests in certain wholly-owned subsidiaries of the Company. The IRCG Transaction resulted in a pre-tax gain of $40.4 million, which was included in the gain on sale of IRCG line item in the consolidated statement of operations accompanying the Company’s Annual Report on Form 10-K for the year ended June 30, 2016filed with the SEC on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016. Due to the Company’s net operating losses for tax purposes in the United States and Canada, there were no cash taxes or any impact on the effective tax rate, due to the Company’s valuation allowance, as a result of the IRCG Transaction.

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

For the three and nine months ended March 31, 2017, there was no anti-dilutive impact from share based payment awards. For the three and nine months ended March 31,2016, the effect of 1.7 million and 1.4 million share based payment awards, respectively, was not included in the calculation of diluted EPS as the effect would be anti-dilutive. The calculation of basic and diluted EPS is presented below (in thousands, except per share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Basic EPS
Net income attributable to Intrawest Resorts Holdings, Inc.	$156,277	$174,470	$93,176	$100,122
Weighted average common shares outstanding	39,803	42,705	39,776	44,395
Basic EPS	$3.93	$4.09	$2.34	$2.26

Diluted EPS
Net income attributable to Intrawest Resorts Holdings, Inc.	$156,277	$174,470	$93,176	$100,122
Weighted average common shares outstanding	39,803	42,705	39,776	44,395
Dilutive effect of stock awards	1,298	30	938	28
Weighted average dilutive shares outstanding	41,101	42,735	40,714	44,423
Diluted EPS	$3.80	$4.08	$2.29	$2.25

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

5.    Supplementary Balance Sheet Information

Current receivables, net

Current receivables as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016

Trade receivables	$27,129	$37,441
Loans, mortgages and notes receivable	13	50
Allowance for doubtful accounts	(698)	(831)
Total current receivables, net	$26,444	$36,660

Other current assets

Other current assets as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016

Capital spares	$14,102	$11,628
Prepaid insurance	4,527	4,813
Other prepaid expenses and current assets	6,277	4,640
Total other current assets	$24,906	$21,081

Other long-term assets, net

Other long-term assets, net as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016

Equity method investments	$34,034	$26,398
Long-term receivables	1,465	1,541
Other long-term assets	3,798	3,988
Total other long-term assets, net	$39,297	$31,927

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016

Trade payables	$68,884	$48,353
Accrued liabilities	9,010	16,516
Total accounts payable and accrued liabilities	$77,894	$64,869

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

Current deferred revenue and deposits

Current deferred revenue and deposits as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016

Season pass and other deferred revenue	$23,286	$42,343
Lodging and tour deposits	24,017	25,548
Deposits on real estate sales	45	46
Total current deferred revenue and deposits	$47,348	$67,937

Other long-term liabilities

Other long-term liabilities as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016

Pension liability, net of funded assets	$31,585	$33,550
Forgivable government grants	8,465	7,719
Deferred revenue and deposits	7,647	8,106
Other long-term liabilities	18,519	19,391
Total other long-term liabilities	$66,216	$68,766

6.	Debt

The Company’s total borrowings as of March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	Maturity	March 31, 2017	June 30, 2016
Senior Debt	2020	$553,333	$554,480
Other debt obligations	2017-2023	897	1,172
Less: unamortized original issue discount (“OID”) and debt issuance costs		(14,383)	(17,860)
Total		539,847	537,792
Less: Long-term debt due within one year		3,673	497
Total long-term debt		$536,174	$537,295

Senior Debt

The Company’s credit agreement, dated as of December 9, 2013 (as amended, the “Credit Agreement”), provides for a $540.0 million term loan facility (the “Term Loan”), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the “Incremental Amendment”), the Company borrowed an incremental $60.0 million under the Term Loan, and continues to have the ability to increase the borrowings on the Term Loan under certain circumstances and subject to certain criteria; so long as, after giving effect to any additional amounts borrowed, the Company remains compliant with all covenants contained in the Credit Agreement. There were $39.8 million and $42.8 million of irrevocable standby letters of credit outstanding under the LC Facility at March 31, 2017 and June 30, 2016, respectively. There were no outstanding borrowings under the Revolver or draws on our outstanding letters of credit under the LC facility as of March 31, 2017 and June 30, 2016. On December 30, 2016, the Company executed the sixth amendment to the Credit Agreement, which primarily served to appoint Bank of America, N.A. as the Company’s administrative agent.

Other Debt Obligations

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

Other debt obligations include various lending agreements, including a government loan agreement and a bank loan related to employee housing. The weighted average interest rate for other debt obligations was 5.0% for the nine months ended March 31, 2017.

Maturities

Current maturities represent principal payments due in the next 12 months. As of March 31, 2017, the long-term debt aggregate maturities for the 12 month periods ending March 31, for each of the following years are set forth below (in thousands):

2018	$3,673
2019	6,138
2020	6,145
2021	537,932
2022	158
Thereafter	184
$554,230

Interest Expense

The Term Loan bears interest based upon the LIBOR-based rate subject to a LIBOR floor of 1.00%. On October 14, 2016, certain of the subsidiaries of the Company, that guarantee the Senior Debt, entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Term Loan from 3.00% to 2.50% and from 4.00% to 3.50%, respectively. Additionally, the Fifth Amendment decreased the applicable margin for base rate loans and Eurodollar rate loans under the Revolver. The applicable margin for base rate loans under the Revolver decreased from 2.75% to 2.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 2.50% to 2.25% if the total secured debt leverage ratio is less than 4.50:1.00. The applicable margin for Eurodollar rate loans under the Revolver decreased from 3.75% to 3.50%, if the total secured debt leverage ratio is greater than or equal to 4.50:1.00, and from 3.50% to 3.25% if the total secured debt leverage ratio is less than 4.50:1.00. As of March 31, 2017, the applicable margin was 3.50% under the Term Loan, 3.25% under the Revolver and 4.50% under the LC Facility.

The Company recorded interest expense of $9.0 million and $10.2 million in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, of which $1.0 million and $0.9 million, respectively, was amortization of deferred financing costs and the OID. The Company recorded interest expense of $27.9 million and $30.6 million in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2017 and 2016, respectively, of which $2.8 million and $2.6 million was amortization of deferred financing costs and the OID.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

7.    Accumulated Other Comprehensive Income (Loss) and Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”), by component, for the nine months ended March 31, 2017 and 2016 (in thousands):

	Realized portion on cash flow hedge	Actuarial loss on pensions	Foreign currency translation adjustments	Total
As of June 30, 2015	$(1,918)	$(11,949)	$159,246	$145,379
Amounts reclassified from AOCI	918	519	—	1,437
Foreign currency translation adjustments	(8)	315	(11,677)	(11,370)
Net current period other comprehensive income (loss)	910	834	(11,677)	(9,933)
As of March 31, 2016	$(1,008)	$(11,115)	$147,569	$135,446

As of June 30, 2016	$(733)	$(14,242)	$146,895	$131,920
Amounts reclassified from AOCI	689	676	—	1,365
Foreign currency translation adjustments	44	201	(6,885)	(6,640)
Net current period other comprehensive income (loss)	733	877	(6,885)	(5,275)
As of March 31, 2017	$—	$(13,365)	$140,010	$126,645

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect (i) foreign currency translation adjustments, (ii) realized portion of a cash flow hedge, and (iii) actuarial gain (loss) on pensions. The components of other comprehensive income (loss) for the three and nine months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Foreign currency translation adjustments	$1,440	$19,946	$(6,744)	$(11,380)
Realized portion of cash flow hedge(a)	254	312	689	918
Actuarial gain (loss) on pensions(b)	225	170	676	519
Other comprehensive income (loss), net of tax of $0	1,919	20,428	(5,379)	(9,943)
Other comprehensive income (loss) attributable to noncontrolling interest, net of tax of $0	14	205	(104)	(10)
Other comprehensive income (loss) attributable to Intrawest Resorts Holdings, Inc., net of tax of $0	$1,905	$20,223	$(5,275)	$(9,933)

(a)	Amounts reclassified out of AOCI are included in interest expense in the accompanying condensed consolidated statements of operations.

(b)	Amounts reclassified out of AOCI are included in operating expenses in the accompanying condensed consolidated statements of operations.

8.    Income Taxes

The Company’s quarterly provision for income taxes is calculated using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the period presented. The consolidated income tax expense attributable to the Company was $0.2 million and $0.6 million for the three and nine months ended March 31, 2017, respectively, and $0.3 million and $1.5 million for the three and nine months ended March 31, 2016, respectively, primarily relating to taxable Canadian helicopter operations. These amounts

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

represent an effective tax rate of 0.2% and 0.6% for the three and nine months ended March 31, 2017, respectively; and an effective tax rate of 0.1% and 1.5% for the three and nine months ended March 31, 2016, respectively. The federal blended statutory rate was 32.2% and 32.4% for the three and nine months ended March 31, 2017, respectively, and 31.0% and 30.1% for the three and nine months ended March 31, 2016, respectively. The effective tax rates for the periods presented differ from the federal blended statutory rates due to changes in the recorded valuation allowances for entities in the United States and Canada.

9.    Commitments and Contingencies

Letters of Credit

The Company had issued letters of credit of $39.8 million and $42.8 million as of March 31, 2017 and June 30, 2016, respectively, mainly to secure the Company’s commitments under the three closed noncontributory defined benefit pension plans covering certain of the Company’s former executives and self-insurance claims. These outstanding letters of credit will expire in November 2018.

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

Due to the nature of the activities at the Company’s mountain resorts and CMH, the Company is exposed to the risk that customers or employees may be involved in accidents during the use, operation or maintenance of its trails, lifts, helicopters and facilities. As a result, the Company is, from time to time, subject to various lawsuits and claims in the ordinary course of business related to injuries occurring at the Company’s properties.

In addition, the Company’s pre-2010 legacy real estate development and sales activities, combined with the significant downward shift in real estate asset values that occurred in 2007 and 2008, resulted in claims arising in the ordinary course of business being filed against the Company by owners and prospective purchasers of residences of the Company’s real estate developments. In some instances, the Company has been named as a defendant in lawsuits alleging construction defects at certain of the Company’s existing developments or alleging that the Company failed to construct planned amenities. In other lawsuits, purchasers are seeking rescission of real estate purchases and/or return of deposits paid on pre-construction purchase and sale agreements. These claims are related to alleged violations of state and federal laws.

The Company believes that it has adequate insurance coverage or has adequately accrued for loss contingencies for all material matters in which it believes a loss is probable and the amount of the loss is reasonably estimable. Although the ultimate outcome of claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse effect, individually or in the aggregate, on the Company’s financial position, results of operations or cash flows. However, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may affect the Company’s reputation, even if resolved in the Company’s favor.

Government Grants and Loans

The federal government of Canada and the provincial government of Quebec have granted financial assistance to certain subsidiaries of the Company in the form of reimbursable loans and forgivable grants for the construction of specified tourist facilities at Tremblant. The unamortized balance of forgivable government grants received is included in other long-term liabilities and real estate held for development in the accompanying condensed consolidated balance sheets and recorded as a reduction in depreciation expense of the related fixed asset or a reduction in cost of sales for property under development at the time a sale is recognized. Reimbursable government loans are included in long-term debt and long-term debt due within one year in the accompanying condensed consolidated balance sheets. As of March 31, 2017, there was no outstanding reimbursable government loan.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

Reimbursable government loans and forgivable grants as of March 31, 2017 and June 30, 2016 in Canadian dollars (“CAD”) and the U.S. dollar (“USD”) equivalent are as follows (in thousands):

	March 31, 2017		June 30, 2016
	CAD	USD Equivalent	CAD	USD Equivalent
Loans	$—	$—	$241	$185
Grants
Received	89,298	67,030	89,298	68,643
Future advances	31,421	23,586	31,421	24,153
Total grants	$120,719	$90,616	$120,719	$92,796

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

Steamboat has a property lease agreement with SV Timbers Steamboat, L.L.C, owned by an affiliate of Fortress Investment Group, LLC (collectively “Fortress”), for a 12-year period from 2009 to 2021. The sum of the total lease payments for the arrangement is $1.3 million. The Company accounts for the lease as a capital lease and records the liability in the capital lease obligations. There was $0.4 million remaining balance of the lease as of each of the periods ended March 31, 2017 and June 30, 2016.

Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The capital leases have a weighted average remaining term of 34.5 years and a weighted average interest rate of 9.9%.

Other

The Company holds certain forestry licenses and land leases with respect to its resort operations at Steamboat and Winter Park. These licenses and leases expire between 2047 and 2056 and provide for annual payments based on a percentage of sales that range between 1.5% and 4.0% of such sales. Payments for forestry licenses and land leases were $2.5 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively, and $3.4 million and $3.3 million for the nine months ended March 31, 2017 and 2016, respectively.

10.    Segment Information

The Company manages and reports operating results through three segments: Mountain, Adventure and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and related ancillary activities. The Mountain segment earns revenue from a variety of activities, including lift revenue, lodging revenue, ski school revenue, retail and rental revenue, food and beverage revenue, and other revenue. The Adventure segment generates revenue from the sale of helicopter accessed skiing, mountaineering and hiking adventure packages, and ancillary services, such as fire suppression services, leasing, and maintenance, repair and overhaul of aircraft. The Real Estate segment includes the management of condominium hotel properties and real estate management, including marketing and sales activities, real estate development activities, and a vacation club business through the Disposition Date, as described in Note 3, “Dispositions”.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

Each of the Company’s segments offers distinctly different products and services and requires different types of management focus. As such, these segments are managed separately. In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the Company’s segments on the basis of revenue and earnings, which are adjusted for certain items set forth in the reconciliation below, including interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company also evaluates Adjusted EBITDA as a key compensation measure. The compensation committee of the board of directors reviews the annual variable compensation for certain members of the management team based, in part, on Adjusted EBITDA. The Company’s management believes that presentation of Adjusted EBITDA provides useful information to investors regarding the Company’s financial condition and results of operations, especially when comparing the segment performance over various reporting periods, because it removes from the operating results the impact of items that the Company’s management believes do not reflect the Company’s core operating performance.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate Adjusted EBITDA in the same manner as the Company. The Company’s definition of Adjusted EBITDA is generally consistent with the definition of Consolidated EBITDA in the Credit Agreement, with exceptions related to not adjusting for recurring public company costs and foreign currency adjustments related to operational activities and adjusting for executive management restructuring costs.

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

The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies”. Transactions among segments are accounted for as if the sales or transfers were to third parties, or, in other words, at current market prices.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

The following tables present segment revenue reconciled to consolidated revenue and net income (loss) attributable to the Company reconciled to Adjusted EBITDA and Adjusted EBITDA by segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Mountain
Lift (1)	$142,977	$134,813	$189,255	$170,754
Lodging	26,220	23,910	57,187	50,776
Ski School (2)	23,439	22,775	32,060	30,046
Retail and Rental	30,987	29,581	53,640	48,234
Food and Beverage	32,797	30,792	55,506	50,762
Other	13,701	13,486	35,514	33,979
Total Mountain revenue	270,121	255,357	423,162	384,551
Adventure revenue	53,664	48,835	84,901	85,465
Real Estate revenue	9,620	9,973	26,124	33,190
Total segment revenue	333,405	314,165	534,187	503,206
Legacy, non-core and other revenue (3)	1,487	1,541	2,346	2,655
Total revenue	$334,892	$315,706	$536,533	$505,861

Net income attributable to Intrawest Resorts Holdings, Inc.	$156,277	$174,470	$93,176	$100,122
Legacy and other non-core (income) expenses, net (4)	(803)	16	814	4,458
Other operating expenses (5)	5,131	2,601	10,179	5,153
Depreciation and amortization	14,450	15,264	43,840	44,802
Gain on sale of Intrawest Resort Club Group	—	(40,481)	—	(40,481)
(Gain) loss on disposal of assets	(1,637)	1,634	(498)	(693)
Interest income (6)	(84)	(99)	(204)	(235)
Interest expense	8,964	10,208	27,931	30,639
Earnings from equity method investments (7)	(6,990)	(5,401)	(9,776)	(4,019)
Loss on extinguishment of debt	—	—	820	—
Pro rata share of Adjusted EBITDA related to equity method investments (8)	2,214	2,119	4,049	3,664
Adjusted EBITDA attributable to noncontrolling interest	(1,463)	(1,486)	(465)	(2,619)
Other (income) expense, net (9)	(351)	1,184	(569)	(4,026)
Income tax expense	240	261	556	1,529
Income attributable to noncontrolling interest	1,042	1,006	292	1,918
Total Adjusted EBITDA	$176,990	$161,296	$170,145	$140,212

Mountain Adjusted EBITDA	$148,357	$136,704	$138,767	$110,781
Adventure Adjusted EBITDA (10)	24,592	21,246	23,870	22,616
Real Estate Adjusted EBITDA (8)(11)	4,041	3,346	7,508	6,815
Total Adjusted EBITDA	$176,990	$161,296	$170,145	$140,212

(1)	Lift revenue outside of the ski season is derived primarily from mountain biking and sightseeing lift products.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

(2)	Ski School revenue outside of the ski season is derived primarily from mountain bike instruction at various resorts.

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

(5)
Includes costs related to non-cash compensation, reduction in workforce severance and lease payments pursuant to the lease at Winter Park. The nine months ended March 31, 2017 also includes $2.3 million of merger transaction related expenses, $1.2 million of expenses for major IT infrastructure replacements and $0.6 million in fees associated with executing the Fifth Amendment.

(6)	Includes interest income unrelated to IRCG financing activities.

(7)	Represents the earnings from equity method investments, including: Chateau, MHM, and the Mammoth family of resorts.

(8)
Includes the Company’s pro rata share of Adjusted EBITDA from its equity method investments in MHM and Chateau. The pro rata share of Adjusted EBITDA represents the Company’s share of Adjusted EBITDA from these equity method investments based on the Company’s economic ownership percentages.

(9)	Includes foreign currency transaction gains (losses), litigation settlement gains (losses) and other expenses.

(10)	Adventure segment Adjusted EBITDA excludes Adjusted EBITDA attributable to noncontrolling interest.

(11)
Real Estate segment Adjusted EBITDA includes interest income earned from receivables related to the IRCG operations until the Disposition Date, in the amount of $0.3 million and $1.9 million for the three and nine months ended March 31, 2016, respectively.

Capital Expenditures

The following table presents capital expenditures for each segment, reconciled to consolidated amounts for each of the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Capital expenditures:
Mountain	$6,937	$5,106	$28,428	$30,021
Adventure	1,692	1,350	9,301	5,675
Real Estate	106	41	227	279
Total segment capital expenditures	8,735	6,497	37,956	35,975
Corporate and other	943	1,848	3,626	4,901
Total capital expenditures	$9,678	$8,345	$41,582	$40,876

Geographic Data

The Company’s revenue by geographic region for each of the three and nine months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
United States	$210,153	$201,415	$325,049	$307,758
Canada	124,739	114,291	211,484	198,103
Total revenue	$334,892	$315,706	$536,533	$505,861

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

11.	Subsequent Events

Merger Transaction

On April 7, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hawk Holding Company, LLC (“Hawk”), a newly formed entity controlled by affiliates of the Aspen Skiing Company, L.L.C. and KSL Capital Partners, LLC, Hawk Holding Company, Inc. and Hawk Merger Sub, Inc., a wholly owned subsidiary of Hawk (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Hawk. At the effective time of the Merger, each outstanding share of Company common stock (other than (i) shares to be canceled or converted into shares of the surviving company after the effective time of the Merger, and (ii) any shares of Company common stock issued and outstanding immediately prior to the effective time of the Merger that are held by any holder who (x) is entitled to demand and properly demands appraisal of such Company common stock pursuant to Section 262 of the Delaware General Corporation Law (“DGCL”) and (y) has not failed to perfect and not effectively withdrawn or lost rights to appraisal under the DGCL) will automatically be converted into the right to receive $23.75 in cash, without interest. As a result of the Merger, the Company will cease to be a publicly traded company.

Following execution of the Merger Agreement, Intrawest Europe Holdings S.à r.l. and Intrawest S.à r.l., both subsidiaries of Fortress, holding a majority of the issued and outstanding shares of Company common stock, executed and delivered to the Company a written consent (the “Stockholders Written Consent”), approving and adopting the Merger Agreement and the transactions contemplated thereby, including the Merger. As a result of the execution and delivery of the Stockholder Written Consent, the holders of at least a majority of the outstanding shares of Company common stock have adopted and approved the Merger Agreement.

The consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law, judgment or other legal restraint, then in effect, that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated thereby and (iii) the approval by the holders of a majority of the voting power of all shares of the Company common stock entitled to vote on the Merger, which condition was satisfied upon delivery of the Stockholder Written Consent. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to certain qualifications) and (ii) the other party’s performance in all material respects of its material obligations contained in the Merger Agreement. In addition, Hawk’s and Merger Sub’s obligations to consummate the Merger are subject to (i) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (ii) the Company obtaining any consent, transfer, renewal or reissuance with respect to a certain U.S. Forest Service permit and certain Canadian permits. The Merger Agreement contains specified termination rights for each of the parties and provides for payment of termination fees in certain circumstances.

On April 12, 2017, Mammoth Resorts, in which the Company has an approximate 15% equity interest, entered into a definitive agreement to be acquired by Hawk. The transaction is subject to certain closing conditions, and is expected to close by the end of the third calendar quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities Exchange Commission (the “SEC) on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. References herein to the “Company,” “we,” “us,” or “our” are to Intrawest Resort Holdings, Inc. and its consolidated subsidiaries.

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

•
Real Estate: Our Real Estate segment includes our real estate management, marketing and sales businesses, as well as our real estate development activities. Our Real Estate segment includes Intrawest Hospitality Management, Inc. (“IHM”), which manages condominium hotel properties including Honua Kai Resort and Spa in Maui, Hawaii and the Westin Monache Resort in Mammoth Lakes, California, Playground, our residential real estate sales and marketing business, our 50.0% interest in Mammoth Hospitality Management, L.L.C. (“MHM”) and our 57.1% economic interest in Chateau M.T. Inc. (“Chateau”), and formerly included the Intrawest Resort Club Group (“IRCG”), a vacation club business, until we sold the business on January 29, 2016 (the “Disposition Date”). Our Real Estate segment also includes costs associated with real estate development activities, such as planning activities and land carrying costs.

In addition to our segments, our consolidated financial results reflect items related to our legacy real estate development and sales activities and non-core assets and operations (referred to herein as “Legacy, non-core and other”).

Recent Transactions

Merger Transaction

On April 7, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Hawk Holding Company, LLC (“Hawk”), a newly formed entity controlled by affiliates of the Aspen Skiing Company, L.L.C. and KSL Capital Partners, LLC, Hawk Holding Company, Inc., and Hawk Merger Sub, Inc., a wholly owned subsidiary of Hawk (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Hawk. At the effective time of the Merger, each outstanding share of Company common stock (subject to certain exceptions described in the Merger Agreement) will automatically be converted into the right to receive $23.75 in cash, without interest. As a result of the Merger, the Company will cease to be a publicly traded company.

On April 12, 2017, Mammoth Resorts, in which the Company has an approximate 15% equity interest, entered into a definitive agreement to be acquired by Hawk. The transaction is subject to certain closing conditions, and is expected to close by the end of the third calendar quarter of 2017.

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

Factors Affecting our Business

Economic Conditions

Our results of operations are affected by consumer discretionary spending. Numerous economic trends support the notion that the health of the general economy has improved in recent periods. We believe that if the economy continues to improve, consumers will have more disposable income and a greater inclination to engage in and spend money on leisure activities, which will positively impact our results of operations. We also believe that relatively low fuel prices experienced in recent periods can, if sustained, benefit the travel and leisure industry.

Snowfall and Weather

The timing and amount of snowfall and other weather conditions can have an impact on visitation and the financial results. Our resorts are geographically diversified and have strong snowmaking capabilities, which help to partially mitigate the impact of localized snow conditions and weather. In addition, our increasing percentage of revenue derived from season pass and frequency products sold prior to the ski season helps to insulate us from variations in snowfall and weather conditions. Prolonged periods of severe weather at our resorts and helicopter accessed skiing tenures can force us to cancel or suspend operations, which may have a negative impact on our financial results. Weather may also have an effect on our summer fire suppression activities and flight hours, as a significant share of our ancillary firefighting service revenue is from “as needed” contracts, which is based almost entirely on flight hours.

Season Pass and Frequency Product Usage

Season pass products offer unlimited access to lifts at our resorts, subject to certain exceptions and restrictions, for a fixed upfront payment. Frequency products are valid for a specific period of time or number of visits, providing our customers with flexibility to ski on multiple dates for a fixed price. The number of visits from season pass and frequency product holders is influenced by sales volume and usage levels. In recent ski seasons, season pass and frequency product sales have been increasing, while usage levels vary from one ski season to the next due primarily to changes in weather, snowfall and skiing conditions. A greater proportion of visits from season pass and frequency product holders results in downward pressure on the effective ticket price (“ETP”) since these passholders are skiing for a fixed upfront payment, regardless of the number of times they visit. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Similarly, a greater proportion of visits from season pass and frequency product holders may result in downward pressure on Revenue Per Visit, as defined in “Key Business Metrics Evaluated by Management” below. We expect the volume and pricing of season pass and frequency product sales to continue to increase in future ski seasons; however, ETP and Revenue Per Visit in any given ski season may increase or decrease as a result of the mix of visitors and pass products.

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

The following table contains selected unaudited segment information for the quarter ended March 31, 2017 and the four preceding quarters (in thousands):

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Mountain revenue	$270,121	$99,045	$53,994	$36,781	$255,357
Adventure revenue	53,664	13,291	17,946	18,939	48,835
Real Estate revenue	9,620	8,226	8,279	9,245	9,973
Total segment revenue	$333,405	$120,562	$80,219	$64,965	$314,165

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Mountain Adjusted EBITDA	$148,357	$8,484	$(18,073)	$(26,447)	$136,704
Adventure Adjusted EBITDA	24,592	(2,867)	2,145	(471)	21,246
Real Estate Adjusted EBITDA	4,041	1,469	1,999	(191)	3,346
Total Adjusted EBITDA	$176,990	$7,086	$(13,929)	$(27,109)	$161,296

See “Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP (as defined below) measures.

Resort Real Estate Markets

We intend to resume development of residential vacation homes at our mountain resorts or other resort properties when market conditions are favorable. The value and sales volume of vacation homes fluctuate with macroeconomic trends and consumer sentiment. During recent periods we have seen a partial recovery in the market for vacation homes.

Foreign Currency Fluctuation Risk

We present our financial statements in United States dollars (“U.S. dollars”). Our operating results are sensitive to fluctuations in foreign currency exchange rates, as a significant portion of our revenue and operating expenses is transacted in Canadian dollars, principally at Tremblant, Blue Mountain and within our Adventure segment. A significant fluctuation in the Canada/U.S. exchange rate could therefore have a significant impact on our results of operations after translating our Canadian operations into U.S. dollars. See Part I - Item 3, Quantitative and Qualitative Disclosures About Market Risk, “Foreign Currency Fluctuations”.

Where we discuss the impact of foreign currency adjustments on our results of operations, the impact is calculated on a constant U.S. dollars basis. We calculate constant U.S. dollar amounts by applying prior year period average exchange rates to the current comparable period.

Results of Operations

The following historical consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Set forth below is a discussion of our consolidated results of operations followed by a discussion of our segment results.

Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2017 and 2016 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue	$334,892	$315,706	$19,186	6.1%	$536,533	$505,861	$30,672	6.1%
Operating expenses	162,981	157,909	5,072	3.2%	380,965	378,231	2,734	0.7%
Depreciation and amortization	14,450	15,264	(814)	(5.3)%	43,840	44,802	(962)	(2.1)%
Gain on sale of Intrawest Resort Club Group	—	(40,481)	40,481	(100.0)%	—	(40,481)	40,481	(100.0)%
(Gain) loss on disposal of assets	(1,637)	1,634	(3,271)	(200.2)%	(498)	(693)	195	(28.1)%
Income from operations	159,098	181,380	(22,282)	(12.3)%	112,226	124,002	(11,776)	(9.5)%
Interest expense, net	(8,880)	(9,860)	980	(9.9)%	(27,727)	(28,478)	751	(2.6)%
Earnings from equity method investments	6,990	5,401	1,589	29.4%	9,776	4,019	5,757	143.2%
Loss on extinguishment of debt	—	—	—	(100.0)%	(820)	—	(820)	(100.0)%
Other income (expense), net	351	(1,184)	1,535	(129.6)%	569	4,026	(3,457)	(85.9)%
Income before income taxes	157,559	175,737	(18,178)	(10.3)%	94,024	103,569	(9,545)	(9.2)%
Income tax expense	240	261	(21)	(8.0)%	556	1,529	(973)	(63.6)%
Net income	157,319	175,476	(18,157)	(10.3)%	93,468	102,040	(8,572)	(8.4)%
Income attributable to noncontrolling interest	1,042	1,006	36	3.6%	292	1,918	(1,626)	(84.8)%
Net income attributable to Intrawest Resorts Holdings, Inc.	$156,277	$174,470	$(18,193)	(10.4)%	$93,176	$100,122	$(6,946)	(6.9)%

Revenue

Revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase of $19.2 million in total segment revenue. Total segment revenue in the three months ended March 31, 2017 included increases of $14.8 million and $4.8 million in Mountain revenue and Adventure revenue, respectively, partially offset by a decrease of $0.4 million in Real Estate revenue. Revenue in the three months ended March 31, 2016 included $1.4 million of revenue from IRCG prior to the Disposition Date. Excluding the IRCG revenue in fiscal 2016 and a favorable foreign currency adjustment of $4.9 million in 2017, revenue increased by $15.7 million, or 5.0%, in the three months ended March 31, 2017 compared to the same period of the prior year.

Revenue increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to an increase of $31.0 million in total segment revenue. Total segment revenue in the nine months ended March 31, 2017 included an increase of $38.6 million in Mountain revenue, partially offset by decreases of $0.6 million and $7.1 million in Adventure revenue and Real Estate revenue, respectively. Revenue in the nine months ended March 31, 2016 included $10.0 million of revenue from IRCG prior to the Disposition Date. Excluding the IRCG revenue in 2016 and a favorable foreign currency adjustment of $5.6 million in 2017, revenue increased by $35.0 million, or 7.1%, in the nine months ended March 31, 2017 compared to the same period of the prior year.

Operating expenses

Operating expenses increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of an increase of $3.4 million and $1.7 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. The increase in total segment operating expenses included increases of $3.1 million and $1.5 million in Mountain and Adventure operating expenses, respectively, partially offset by a decrease of $1.2 million in Real Estate operating expenses. Operating expenses in the three months ended March 31, 2017 included $1.9 million of merger transaction related expenses. Operating expenses in the three months ended March 31, 2016 included $1.3 million of operating expenses from IRCG prior to the Disposition Date. Excluding the IRCG operating expenses in 2016 and an unfavorable foreign currency adjustment of $2.4 million in 2017, operating expenses increased by $4.0 million, or 2.6%, in the three months ended March 31, 2017 compared to the same period of the prior year.

Operating expenses increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to increases of $1.7 million and $1.0 million in total segment operating expenses and Legacy, non-core and other expenses, respectively. The increase in total segment operating expenses included increases of $10.6 million and $0.3 million in Mountain and Adventure operating expenses, respectively, partially offset by a decrease of $9.3 million in Real Estate. Operating expenses in the nine months ended March 31, 2017 included $2.3 million of merger transaction related expenses. Operating expenses in the nine months ended March 31, 2016 included $9.9 million of operating expenses from IRCG prior to the Disposition Date. Excluding the IRCG operating expense in 2016 and an unfavorable foreign currency adjustment of $2.7 million in 2017, operating expenses increased by $10.0 million, or 2.7%, in the nine months ended March 31, 2017 compared to the same period of the prior year.

Depreciation and amortization

Depreciation and amortization decreased by $0.8 million and $1.0 million in the three and nine months ended March 31, 2017, respectively, compared to the same periods of the prior year primarily due to lower depreciation from disposed assets and fully depreciated assets in 2017.

Gain on sale of Intrawest Resort Club Group

In the three and nine months ended March 31, 2016, we completed the IRCG Transaction which resulted in a pre-tax gain of $40.5 million. The gain resulted from the selling price being in excess of the book value of the assets, liabilities and equity sold. The pre-tax gain was also reduced by direct costs incurred as part of the IRCG Transaction. There was no comparable transaction in either the three or nine months ended March 31, 2017.

(Gain) loss on disposal of assets

In the three months ended March 31, 2017, the gain on disposal of assets of $1.6 million was primarily attributable to the insurance proceeds of $2.0 million received for a damaged helicopter of which the book value was written off in the second fiscal quarter of 2017. In the three months ended March 31, 2016, the loss on disposal of assets of $1.6 million was primarily attributable to the write-off of a damaged helicopter in that quarter.

In the nine months ended March 31, 2017, the gain on disposal of assets of $0.5 million was primarily attributable to insurance proceeds received exceeding the book value of a damaged helicopter. In the nine months ended March 31, 2016, we completed a non-monetary exchange of helicopter assets with an independent third party in which we acquired four helicopters in exchange for two helicopters. A $1.7 million gain resulted from the fair value of the helicopters received exceeding the net book value of helicopters given. Additionally, we recognized a $1.6 million loss on the write-off of a damaged helicopter in the nine months ended March 31, 2016.

Interest expense, net

Interest expense, net, decreased by $1.0 million, or 9.9%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of lower interest expense partially offset by lower interest income. Interest expense decreased as a result of the reduced outstanding principal balance of the Term Loan as well as a lower interest rate. We made principal payments of $8.8 million in January 2016 due to an excess cash flow payment and $25.0 million in April 2016 in conjunction with executing the fourth amendment (“Fourth Amendment”) to our existing Credit Agreement. Execution of the fifth amendment (“Fifth Amendment”) to our existing Credit Agreement in October 2016 further reduced the interest rate by 50 basis points. Interest income decreased primarily due to lower notes receivable as a result of the IRCG disposition on January 29, 2016.

Interest expense, net, decreased by $0.8 million, or 2.6%, in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 as a result of lower interest income partially offset by lower interest expense. Interest income decreased primarily due to lower notes receivable as a result of the IRCG disposition on January 29, 2016. Interest expense decreased primarily as a result of the reduced outstanding principal balance of the Term Loan as well as a lower interest rate. We made principal payments of $8.8 million in January 2016 due to an excess cash flow payment and $25.0 million in April 2016 in conjunction with executing the Fourth Amendment. Execution of the Fifth Amendment in October 2016 further reduced the interest rate by 50 basis points.

Earnings from equity method investments

Earnings from equity method investments increased by $1.6 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily driven by increased earnings from our investment in MHM coupled with improved results from our investment in the Mammoth family of resorts. These increases were due to improved snowfall and better ski conditions, which resulted in higher winter visitation.

Earnings from equity method investments increased by $5.8 million in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily driven by increased earnings from our investment in MHM coupled with improved results from our investment in the Mammoth family of resorts. These increases were due to improved snowfall and better ski conditions, which resulted in higher winter visitation, as well as higher summer visitation and biking activities which led to increased lodging, food and beverage and other earnings compared to the same period of the prior year.

Loss on extinguishment of debt

In the nine months ended March 31, 2017, we recognized a $0.8 million loss on extinguishment of debt as a result of amending our Senior Debt in October 2017. There was no comparable transaction in the prior year period.

Other income (expense), net

Other income (expense), net, increased by $1.5 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to higher foreign currency transaction gains during the three months ended March 31, 2017.

Other income, net, decreased by $3.5 million in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to a favorable legal settlement relating to our Legacy, non-core and other operations during the nine months ended March 31, 2016, partially offset by favorable foreign currency remeasurement adjustments during the nine months ended March 31, 2017.

Income tax expense

The consolidated income tax expense was $0.2 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively, representing effective tax rates of 0.2% and 0.1%, respectively. The consolidated income tax expense was $0.6 million and $1.5 million in the nine months ended March 31, 2017 and 2016, respectively, representing effective tax rates of 0.6% and 1.5%, respectively. The income tax expense primarily relates to taxable Canadian helicopter operations.

Results of Segment Operations (in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Mountain revenue	$270,121	$255,357	$423,162	$384,551
Adventure revenue	53,664	48,835	84,901	85,465
Real Estate revenue	9,620	9,973	26,124	33,190
Total segment revenue	$333,405	$314,165	$534,187	$503,206

Mountain Adjusted EBITDA	$148,357	$136,704	$138,767	$110,781
Adventure Adjusted EBITDA	24,592	21,246	23,870	22,616
Real Estate Adjusted EBITDA	4,041	3,346	7,508	6,815
Total Adjusted EBITDA	$176,990	$161,296	$170,145	$140,212

See “Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable GAAP measures.

Key Business Metrics Evaluated by Management

“Skier Visits” represents the total of each individual’s use of a paid or complimentary ticket, frequency card or season pass product to ski or snowboard at our mountain resorts for any part of one day. We measure visitation volume during the ski season, which is when most of our lift revenue is earned, by the number of Skier Visits at our resorts. The number of Skier Visits, viewed in conjunction with ETP (defined below), is an important indicator of our lift revenue. Changes in the number of Skier Visits have an impact on Mountain revenue. The number of Skier Visits is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, pricing policies, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competitive offerings.

“Revenue per Visit” is total Mountain revenue recorded during the ski season divided by total Skier Visits during such period. This metric excludes non-ski season revenue, which is not directly correlated to visitor growth. Revenue per Visit is influenced by our mix of guests. Destination guests are more likely to purchase ancillary products and services than regional guests and a higher percentage of destination guests in our skier mix typically increases Revenue per Visit.

“Effective ticket price” or“ETP” is determined by dividing Lift revenue recorded during the ski season by total Skier Visits. We measure average ticket price during a given period by calculating our ETP. ETP is influenced by lift product mix and other factors. Season pass products offer unlimited access, subject to certain exceptions and restrictions, for a fixed upfront payment. As a result, season passholders skiing more frequently in a given fiscal period as compared to the corresponding prior year period will result in downward pressure on ETP. This downward pressure on ETP is more pronounced in ski seasons with higher snowfall, as season pass holders increase their usage. Conversely, single- and multi-day lift ticket products are priced per visit, and therefore a greater proportion of use of these products will tend to increase our ETP. Other factors that influence ETP include the number of complimentary or special promotional passes issued by us, the average age of skiers visiting our resorts, the volume of group or promotional sales and the relative volume of products sold through different sales channels, including our call centers, our ecommerce platform and our network of third-party online and traditional travel companies. Products sold at the ticket counter, which has been a declining percentage of Lift revenue in recent years, are typically priced higher relative to other channels because walk-up customers are our least price sensitive guests.

“Revenue per available room” or “RevPAR” is determined by dividing gross room revenue during a given period by the number of units available to guests during such period.

“Average Daily Rate” or “ADR” is determined by dividing gross room revenue during a given period by the number of occupied units under management during such period. ADR is a measure commonly used in the lodging industry, as well as by our management, to track lodging pricing trends. ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a lodging operation. ADR is affected by numerous factors, including the quality of the guest experience, the effectiveness of our marketing efforts, snow and weather conditions, overall industry trends, macroeconomic factors and the relative attractiveness of our resort offerings compared to competitive offerings.

Comparison of Mountain Results for the Three and Nine Months Ended March 31, 2017 and 2016 (dollars in thousands except for Key Business Metrics)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Skier Visits	2,861,546	2,792,782	68,764	2.5%	3,659,340	3,420,592	238,748	7.0%
Revenue per Visit	$94.40	$91.43	$2.97	3.2%	$97.87	$95.08	$2.79	2.9%
ETP	$49.97	$48.27	$1.70	3.5%	$50.17	$48.54	$1.63	3.4%
RevPAR	$121.87	$108.11	$13.76	12.7%	$82.63	$71.26	$11.37	16.0%
ADR	$188.78	$176.12	$12.66	7.2%	$171.01	$156.50	$14.51	9.3%

Mountain revenue:
Lift	$142,977	$134,813	$8,164	6.1%	$189,255	$170,754	$18,501	10.8%
Lodging	26,220	23,910	2,310	9.7%	57,187	50,776	6,411	12.6%
Ski School	23,439	22,775	664	2.9%	32,060	30,046	2,014	6.7%
Retail and Rental	30,987	29,581	1,406	4.8%	53,640	48,234	5,406	11.2%
Food and Beverage	32,797	30,792	2,005	6.5%	55,506	50,762	4,744	9.3%
Other	13,701	13,486	215	1.6%	35,514	33,979	1,535	4.5%
Total Mountain revenue	$270,121	$255,357	$14,764	5.8%	$423,162	$384,551	$38,611	10.0%
Mountain Adjusted EBITDA	$148,357	$136,704	$11,653	8.5%	$138,767	$110,781	$27,986	25.3%

Mountain revenue

Mountain revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Excluding a favorable foreign currency adjustment of $2.9 million, Mountain revenue increased $11.9 million, or 4.7%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to the increases across all of our major lines of revenue driven by higher volume of unit sales coupled with strategic pricing programs.

Mountain revenue increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Excluding a favorable foreign currency adjustment of $3.3 million, Mountain revenue increased $35.3 million, or 9.2%, in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The increase was primarily attributable to increases in all of our major lines of revenue due to a higher number of Skier Visits, higher volume of unit sales and strategic pricing programs. Additionally, Mountain revenue increased as a result of higher summer visitation.

Lift revenue

Lift revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to an increase in season pass and frequency product revenue driven by an increase in units sold. Season pass and frequency product revenue for the 2016/2017 ski season increased 9.0% in the three months ended March 31, 2017 compared to the same period in the prior year and comprised 42.9% and 41.7% of Lift revenue for the three months ended March 31, 2017 and 2016, respectively. Season pass revenue, for which cash is generally collected prior to the ski season, is recognized based on historical usage patterns. Frequency product revenue is recognized as used, and unused portions (“breakage”) are recognized based on historical usage for each frequency product. Excluding a favorable foreign currency adjustment of $1.4 million, Lift revenue increased $6.8 million, or 5.0%, in the three months ended March 31, 2017 compared to the same period in the prior year. Excluding the favorable foreign currency adjustment, ETP increased $1.22, or 2.5%. The increase in ETP was driven by fewer days skied per season pass unit and increased paid ticket pricing.

As our ski resorts opened during our second fiscal quarter, the results of the nine months ended March 31, 2017 and 2016 for

Lift revenue are largely the same as the results for the three months ended March 31, 2017 and 2016. Season pass and frequency product revenue for the 2016/2017 ski season increased 12.2% in the nine months ended March 31, 2017 compared to the same period in the prior year and comprised 44.0% and 42.2% of Lift revenue, for the nine months ended March 31, 2017 and 2016, respectively. During the summer season, Lift revenue primarily relates to mountain biking and sightseeing products, which increased slightly in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to higher summer visitation. Excluding a favorable foreign currency adjustment of $1.6 million, Lift revenue increased $16.9 million, or 9.9%, in the nine months ended March 31, 2017 compared to the same period in the prior year. Excluding the favorable foreign currency adjustment, ETP increased $1.63, or 3.4%. Similar to the three months ended March 31, 2017, the increase in ETP was driven by fewer days skied per season pass unit and increased paid ticket pricing for the nine months ended March 31, 2017.

Lodging revenue

Lodging revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a higher ADR across our resorts and higher room nights primarily at our Eastern resorts.

Lodging revenue increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to a higher number of room nights and higher ADR across our resorts. Additionally, during the summer season, lodging revenue increased at our Eastern resorts primarily as a result of higher summer visitation.

Ski School revenue

Ski School revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in Skier Visits, improved yields in our pricing strategy and a shift in demand towards private lessons and an increase in beginner lesson packages.

Ski School revenue increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 due largely to the same factors that drove the change in the three months ended March 31, 2017 and 2016. Additionally, during the summer, Ski School revenue is derived from mountain bike instruction and child care, which increased slightly in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016.

Retail and Rental revenue

Retail and Rental revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to operating additional stores during fiscal 2017, yield increases and an increase in sales of beginner rental packages.

Retail and Rental revenue increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to operating additional stores during fiscal 2017 coupled with a higher number of Skier Visits and the increase in sales of beginner rental packages.

Food and Beverage revenue

Food and Beverage revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a higher number of Skier Visits at our Eastern resorts as they returned to more normal weather conditions, yield increases and an increase in revenue generated from group banquets and events.

Food and Beverage revenue increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to a higher number of Skier Visits at our Eastern resorts, group banquets and events and yield increases. During summer season, Food and Beverage revenue increased due to higher summer visitation and more special events, including weddings and banquets.

Other revenue

Other revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to increased amenity fees driven by higher visitation at our Eastern resorts.

Other revenue increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to increased amenity fees driven by higher visitation at our Eastern resorts, including summer visitation, and higher revenue from more summer attractions.

Mountain Adjusted EBITDA

Mountain Adjusted EBITDA increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $14.8 million increase in Mountain revenue, partially offset by a $3.1 million increase in Mountain operating expenses. Mountain operating expenses increased from $118.7 million in the three months ended March 31, 2016 to $121.8 million in the three months ended March 31, 2017. Excluding an unfavorable foreign currency adjustment of $1.4 million, Mountain operating expenses increased $1.7 million. The increase is a result of a $2.6 million increase in variable expenses associated with higher visitation volume, which was partially offset by a $0.9 million decrease in general and administrative expenses.

Mountain Adjusted EBITDA increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to a $38.6 million increase in Mountain revenue, partially offset by a $10.6 million increase in Mountain operating expenses. Mountain operating expenses increased from $273.8 million in the nine months ended March 31, 2016 to $284.4 million in the nine months ended March 31, 2017. Excluding an unfavorable foreign currency adjustment of $1.6 million, Mountain operating expenses increased $9.0 million. The increase is a result of an $11.2 million increase in variable expenses associated with higher visitation volume, which was partially offset by a $2.2 million decrease in general and administrative expenses.

Comparison of Adventure Results for the Three and Nine Months Ended March 31, 2017 and 2016 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Adventure revenue	$53,664	$48,835	$4,829	9.9%	$84,901	$85,465	$(564)	(0.7)%
Adventure Adjusted EBITDA	$24,592	$21,246	$3,346	15.7%	$23,870	$22,616	$1,254	5.5%

Adventure revenue

Adventure revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $4.7 million increase in CMH revenue and a slight increase in ancillary aviation services revenue of $0.1 million. Excluding a favorable foreign currency adjustment of $2.1 million, Adventure revenue increased $2.8 million, or 5.7%, in the three months ended March 31, 2017 compared to the same period in the prior year primarily due to a $2.9 million increase in CMH revenue largely driven by increased yield on helicopter accessed ski trips.

Adventure revenue decreased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to a $5.5 million decrease in ancillary aviation services revenue partially offset by a $5.0 million increase in CMH revenue. Excluding a favorable foreign currency adjustment of $2.3 million, Adventure revenue decreased $2.8 million, or 3.3%, in the nine months ended March 31, 2017 compared to the same period in the prior year. The decrease was primarily due to a $5.8 million decrease in ancillary services. The ancillary aviation services revenue in the nine months ended March 31, 2016 was elevated primarily due to fire suppression related services for above average forest fire activity, which did not recur in the nine months ended March 31, 2017. The decrease was partially offset by a $3.0 million increase in CMH revenue driven by increased yield on helicopter accessed ski trips.

Adventure Adjusted EBITDA

Adventure Adjusted EBITDA improved in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $4.8 million increase in Adventure revenue, partially offset by a $1.5 million increase in Adventure operating expenses, which increased from $26.1 million in the three months ended March 31, 2016 to $27.6 million in the three months ended March 31, 2017. Excluding an unfavorable foreign currency adjustment of $1.0 million, Adventure operating expenses increased $0.5 million, or 2.1%, primarily due to higher variable expenses at CMH. Overall, CMH Adjusted EBITDA increased $3.5 million while Alpine Aerotech Adjusted EBITDA decreased $0.1 million.

Adventure Adjusted EBITDA increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to a $3.4 million increase in the Adjusted EBITDA of CMH, partially offset by a $1.6 million decrease in the Adjusted EBITDA of Alpine Aerotech and a $0.5 million decrease in our 20.0% controlling interest in Alpine Helicopters. The results of Alpine Helicopters decreased primarily due to less fire suppression activity in Canada during the summer months of fiscal 2017. Adventure revenue decreased $0.6 million and Adventure operating expenses increased $0.3 million. Excluding the 80.0% of Alpine Helicopters that is owned by a third party, Adventure revenue increased $1.9 million and Adventure operating expenses increased $0.6 million.

Comparison of Real Estate Results for the Three and Nine Months Ended March 31, 2017 and 2016 (dollars in thousands)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Real Estate revenue	$9,620	$9,973	$(353)	(3.5)%	$26,124	$33,190	$(7,066)	(21.3)%
Real Estate Adjusted EBITDA	$4,041	$3,346	$695	20.8%	$7,508	$6,815	$693	10.2%

Real Estate revenue

Real Estate revenue decreased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to revenue from IRCG prior to the sale on January 29, 2016. Excluding IRCG revenue of $1.4 million in the three months ended March 31, 2016, Real Estate revenue increased by $1.1 million, or 12.3%, in the three months ended March 31, 2017 compared to the same period in the prior year, primarily as a result of higher occupancy and higher ADR at our IHM properties and higher commissions earned in Playground, our residential real estate sales and marketing business.

Real Estate revenue decreased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 due to the sale of IRCG in the prior year. Excluding IRCG revenue of $10.0 million in the nine months ended March 31, 2016, Real Estate revenue increased by $2.9 million, or 12.5%, in the nine months ended March 31, 2017 compared to the same period in the prior year, primarily as a result of higher occupancy and higher ADR at our IHM properties and higher commissions earned in Playground.

Real Estate Adjusted EBITDA

Real Estate Adjusted EBITDA increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $1.2 million decrease in Real Estate operating expenses partially offset by a $0.4 million decrease in Real Estate revenue. Real Estate operating expenses decreased from $9.0 million in the three months ended March 31, 2016 to $7.8 million in the three months ended March 31, 2017, primarily due to the sale of IRCG in the prior year. Excluding IRCG operating expenses of $1.3 million in the three months ended March 31, 2016, Real Estate operating expenses increased by $0.1 million, or 1.7%, in the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to increased variable expenses associated with the higher occupancy at our IHM properties. Excluding IRCG Adjusted EBITDA of $0.3 million, Real Estate Adjusted EBITDA increased by $1.0 million, or 33.7%, in the three months ended March 31, 2017 compared to the same period in the prior year.

Real Estate Adjusted EBITDA increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to a $9.3 million decrease in Real Estate operating expenses partially offset by a $7.1 million decrease in Real Estate revenue. Real Estate operating expenses decreased from $32.0 million in the nine months ended March 31, 2016 to $22.7 million in the nine months ended March 31, 2017, primarily due to the sale of IRCG in the prior year. Excluding IRCG operating expenses of $9.9 million in the nine months ended March 31, 2016, Real Estate operating expenses increased by $0.6 million, or 2.9%, in the nine months ended March 31, 2017 compared to the same period in the prior year, primarily due to increased variable expenses associated with the higher occupancy at our IHM properties. Excluding IRCG Adjusted EBITDA of $2.0 million, Real Estate Adjusted EBITDA increased by $2.7 million, or 54.6%, in the nine months ended March 31, 2017 compared to the same period in the prior year.

Non-GAAP Financial Measures

We use Adjusted EBITDA, as defined in Part I - Item 1, Financial Statements (unaudited), Note 10, “Segment Information”, as a measure of our operating performance. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by accounting principles generally accepted in the United States of America (“GAAP”).

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

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income attributable to Intrawest Resorts Holdings, Inc.	$156,277	$174,470	$93,176	$100,122
Legacy and other non-core (income) expenses, net	(803)	16	814	4,458
Other operating expenses	5,131	2,601	10,179	5,153
Depreciation and amortization	14,450	15,264	43,840	44,802
Gain on sale of Intrawest Resort Club Group	—	(40,481)	—	(40,481)
(Gain) loss on disposal of assets	(1,637)	1,634	(498)	(693)
Interest income	(84)	(99)	(204)	(235)
Interest expense	8,964	10,208	27,931	30,639
Earnings from equity method investments	(6,990)	(5,401)	(9,776)	(4,019)
Loss on extinguishment of debt	—	—	820	—
Pro rata share of Adjusted EBITDA related to equity method investments	2,214	2,119	4,049	3,664
Adjusted EBITDA attributable to noncontrolling interest	(1,463)	(1,486)	(465)	(2,619)
Other (income) expense, net	(351)	1,184	(569)	(4,026)
Income tax expense	240	261	556	1,529
Income attributable to noncontrolling interest	1,042	1,006	292	1,918
Total Adjusted EBITDA	$176,990	$161,296	$170,145	$140,212

Mountain Adjusted EBITDA	$148,357	$136,704	$138,767	$110,781
Adventure Adjusted EBITDA	24,592	21,246	23,870	22,616
Real Estate Adjusted EBITDA	4,041	3,346	7,508	6,815
Total Adjusted EBITDA	$176,990	$161,296	$170,145	$140,212

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

Significant Sources of Cash

Historically, we have financed our capital expenditures and other cash needs through cash generated from operations. We generated $131.1 million and $104.0 million of cash from operating activities during the nine months ended March 31, 2017 and 2016, respectively. We currently anticipate that our ongoing operations will continue to provide a significant source of future operating cash flows, with the third fiscal quarter of each fiscal year generating the highest cash flows due to the seasonality of our business.

As part of a refinancing in December 2013, we entered into a credit agreement dated as of December 9, 2013 (as amended, the “Credit Agreement”), which provides for a $540.0 million term loan facility (the “Term Loan”), a $25.0 million senior secured first-lien revolving loan facility (the “Revolver”), and a $55.0 million senior secured first-lien letters of credit facility (the “LC Facility” and, together with the Term Loan and Revolver, collectively referred to herein as the “Senior Debt”). Pursuant to an Incremental Amendment to the Credit Agreement, dated September 19, 2014 (the “Incremental Amendment”), the Company borrowed an incremental $60.0 million under the Term Loan. The incremental borrowing has the same terms and maturity date as the original Term Loan. We continue to have the ability to increase the borrowings on the Term Loan under certain circumstances and subject to certain criteria; so long as, after giving effect to any additional amounts borrowed, we remain compliant with all covenants of the Credit Agreement.

As of March 31, 2017, we had available capacity of $15.2 million under the LC Facility and $25.0 million under the Revolver. The Credit Agreement contains affirmative and negative covenants that restrict, among other things, the ability of our subsidiaries to incur indebtedness, dispose of property and make investments or distributions. We were in compliance with the applicable covenants of the Credit Agreement as of March 31, 2017.

Our cash and cash equivalents balance as of March 31, 2017 was $192.2 million. We expect that our liquidity needs for at least the next 12 months will be met by continued utilization of operating cash flows and borrowings under the Revolver, if needed.

Significant Uses of Cash

Our current cash requirements include providing for our working capital obligations, capital expenditures and servicing our debt.

We make capital expenditures to maintain the safety and quality of our operations within our Mountain, Adventure and Real Estate segments. Many of these capital expenditures are related to maintenance capital, including lift maintenance, snow grooming machine replacement, snowmaking equipment upgrades and building refurbishments. We also make growth capital expenditures that are discretionary in nature and intended to generate new revenue, improve our level of service, or increase the scale of our operations. Capital expenditures were $41.6 million and $40.9 million in the nine months ended March 31, 2017 and 2016, respectively, or 7.8% and 8.1% of total revenue, for the respective periods.

We paid principal, interest and fees to our lenders of $28.0 million and $39.9 million in the nine months ended March 31, 2017 and 2016, respectively. Payments made in the nine months ended March 31, 2016 included an excess cash flow payment of $8.8 million. The majority of principal payments on our long-term debt under the Term Loan is not due until 2020.

Our debt service requirements can be impacted by changing interest rates as we had $553.3 million of variable rate debt outstanding as of March 31, 2017. As of March 31, 2017, the one month LIBOR was 0.983%. As our variable rate borrowings have a LIBOR floor of

1.0%, a 100-basis point decrease in the one month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the one month LIBOR would cause our annual interest payments to increase by approximately $5.4 million.

Cash Flows for the Nine Months Ended March 31, 2017 and 2016

The table below sets forth for the periods indicated our net cash flows from operating, investing and financing activities, as well as the effect of exchange rates on cash (in thousands):

	Nine Months Ended March 31,
	2017	2016	$ Change
Net cash provided by (used in):
Operating activities	$131,085	$103,962	$27,123
Investing activities	(38,921)	47,923	(86,844)
Financing activities	(5,934)	(66,654)	60,720
Effect of exchange rate on cash	(1,096)	189	(1,285)
Net increase in cash and cash equivalents	$85,134	$85,420	$(286)

Operating Activities

The $27.1 million increase in cash provided by operating activities in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 was primarily related to higher net income from improved operating results and normal changes in working capital accounts in the nine months ended March 31, 2017 compared to the same period in 2016.

Investing Activities

In the nine months ended March 31, 2017, we used $38.9 million on investing activities compared to having $47.9 million of cash provided by investing activities in the comparable prior year period. In fiscal 2017 we used cash primarily to fund capital expenditures. In fiscal 2016 we generated $84.6 million of cash proceeds from our sale of IRCG offset by cash to fund capital expenditures.

Financing Activities

Cash used in financing activities decreased by $60.7 million in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. In the nine months ended March 31, 2016 we made an excess cash flow payment of $8.8 million as well as paid $50.3 million to complete a modified “Dutch auction” self-tender offer (“Tender Offer”) to purchase shares of our common stock. There was no comparable transaction in the nine months ended March 31, 2017.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

Our exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness. At March 31, 2017, we had $553.3 million of variable rate indebtedness, representing approximately 99.8% of our total debt outstanding, at an average interest rate for the nine months ended March 31, 2017 of approximately 4.7%. As of March 31, 2017, the one month LIBOR was 0.983%. As our variable rate borrowings have a LIBOR floor of 1.0%, a 100-basis point decrease in the one month LIBOR would not impact our annual interest payments. By contrast, a 100-basis point increase in the one month LIBOR would cause our annual interest payments to increase by approximately $5.4 million.

Foreign Currency Fluctuations

In addition to our operations in the United States, we conduct operations in Canada from which we record revenue and expenses in Canadian dollars. Because our reporting currency is in U.S. dollars, fluctuations in the value of the Canadian dollar against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Canadian dollar, or in any other foreign currencies in which we receive revenue against the U.S. dollar, will reduce our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenue, expenses, and Adjusted EBITDA from operations in foreign currencies. Total Canadian dollar denominated revenue comprised approximately 39% of total revenue in each of the nine months ended March 31, 2017 and 2016. Based upon our ownership of Canadian subsidiaries as of March 31, 2017, holding all else constant, a 10% unfavorable change in foreign currency exchange rates would have reduced our reported revenue by approximately $19.2 million for the nine months ended March 31, 2017. Any negative impact on revenue would be naturally hedged, in part, by our Canadian dollar denominated operating expenses. Variations in exchange rates can significantly affect the comparability of our financial results between reported periods. We do not currently engage in any foreign currency hedging activities related to this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the risk factors described below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 8, 2016, as amended by our Amendment to the Annual Report on Form 10-K/A filed with the SEC on November 3, 2016, which risk factors are incorporated herein by reference.

The announcement and pendency of the Merger Agreement could have an adverse effect on our business.

On April 7, 2017, we entered into the Merger Agreement with Hawk, pursuant to which a wholly-owned subsidiary of Hawk will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Hawk. Upon and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (subject to customary exceptions) will be cancelled and automatically converted into the right to receive $23.75 in cash, without interest.

Uncertainty about the effect of the proposed Merger on our employees, customers and business partners may have a material adverse effect on our business and operations. Our customers and business partners may experience uncertainty associated with the Merger, including with respect to possible changes to our services, products or policies, and current or future relationships with us. In addition, pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business until the Merger is consummated, including the ability, in certain cases, to enter into contracts, incur indebtedness and hire and fire full-time employees without the consent of Hawk.

If the Merger contemplated by the Merger Agreement with Hawk does not occur, it could have a material adverse effect on our business, results of operations and financial condition.

We cannot predict whether the conditions for the Merger set forth in the Merger Agreement with Hawk will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or abandoned before completion if certain events occur. If the conditions to the transactions set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transactions are not consummated for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for certain significant expenses that we have incurred related to the transaction; (iii) we may experience substantial disruption in our sales, and operating activities, and the loss of key personnel, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition; and (iv) we may receive negative publicity and the impression of us in the investment community may suffer as a result. Any of the foregoing could have a material adverse effect on our business, operations and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Merger Agreement includes customary restrictions on the conduct of our business until the Merger is consummated, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary restrictions absent Hawk’s consent, including, for example, restrictions on payments of dividends, repurchases of our securities, incurrence of indebtedness and restrictions on our ability to enter into material contracts.

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

Intrawest Resorts Holdings, Inc.

Date: May 4, 2017	By:	/s/ Travis Mayer
Travis Mayer
Executive Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 4, 2017	By:	/s/ Lindsay Goszulak
Lindsay Goszulak
Vice President, Accounting and Corporate Controller
Principal Accounting Officer

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Purchase Agreement, dated November 24, 2015, among Intrawest U.S. Holdings Inc., Intrawest ULC, Diamond Resorts Corporation, and Diamond Resorts International, Inc.	10-Q	2.2	February 3, 2016
2.2	Agreement and Plan of Merger, dated as of April 7, 2017, by and among Intrawest Resorts Holdings, Inc., Hawk Holding Company, LLC, Hawk Holding Company, Inc. and Hawk Merger Sub, Inc.	8-K	2.1	April 10, 2017
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	3.1	January 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.2	January 10, 2014
10.1	Tenth Amendment to Lease and Operating Agreement, dated August 29, 2016, between Winter Park Recreational Association and Intrawest/Winter Park Operations Corporation	10-K	10.6(k)	September 8, 2016
10.2	Fifth Amendment to Credit Agreement	8-K	10.1	October 19, 2016
10.3	Sixth Amendment to Credit Agreement	10-Q	10.3	February 2, 2017
10.4	Retention Agreement, dated April 7, 2017, by and between the Company and Travis Mayer*	8-K	99.2	April 10, 2017
10.5	Retention Agreement, dated April 7, 2017, by and between the Company and Sky Foulkes*	8-K	99.3	April 10, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement

